Form 10QSB
period 2002-06-30
CELLWAY VENTURES INC
filed 2002-09-27
CIK 1104502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period ____________ to


          Commission File Number       000-49833
                                       ---------

                               CELLWAY VENTURES, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                           52-2219285
-------------------------------                  --------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                   Identification No.)


375 Newcastle Avenue
Nanaimo, British Columbia, Canada                V9R  5K4
---------------------------------------          -----------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:  (250) 754-7294
                                                 --------------

                                      None
               ----------------------------------------------------
              (Former  name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,115,000 Shares of $0.001 par value Common Stock outstanding as of September 26, 2002.


Transitional  Small  Business  Disclosure Format (check one): Yes  [ ]   No [ ]


                                     1 of 15

                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


                                     2 of 15

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)










                                     3 of 15

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-------------------------------------------------------------
                                       JUNE 30    DECEMBER 31
                                         2002         2001
-------------------------------------------------------------

ASSETS

Current
  Cash                                 $ 54,276   $ 64,643
===========================================================

LIABILITIES

Current
  Accounts payable                     $  3,522   $    140
                                       --------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares,
     par value with $0.001 per share

  Issued and outstanding:
    10,200,000 common shares at
     June 30, 2002 and
    10,100,000 common shares at
     December 31, 2001                   10,215     10,200

  Additional paid-in capital             67,785     64,800

Deficit Accumulated During
  The Development Stage                 (27,246)   (10,497)
                                       --------------------

                                         50,754     64,503
                                       --------------------


                                       $ 54,276   $ 64,643
===========================================================



                                     4 of 15

                             CELLWAY  VENTURES  INC.
                         (A  Development  Stage  Company)
                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------

                                                                      INCEPTION
                                                                      AUGUST 17
                            THREE MONTHS ENDED      SIX MONTHS ENDED    1999 TO
                                 JUNE 30                 JUNE 30        JUNE 30
                            2002        2001        2002        2001      2002
--------------------------------------------------------------------------------

Expenses
  Domain registration    $        -  $        -  $        -  $        -  $   140
  Transfer fees               1,210           -       1,210           -    1,210
  Professional fees           8,272           -      13,657           -   20,413
  Website development         1,810           -       1,810           -    4,810
  Office and sundry               -           -          72           -      673
                         -------------------------------------------------------

Net Loss For The Period      11,292           -      16,749           -  $27,246
                                                                         =======
Deficit Accumulated
 During The Development
 Stage, Beginning Of
 Period                      15,954      10,292      10,497      10,292
                         -----------------------------------------------
Deficit Accumulated
 During The Development
 Stage, End Of Period    $   27,246  $   10,292  $   27,246  $   10,292
========================================================================

Net Loss Per Share,
 Basic and diluted       $     0.01  $     0.00  $     0.01  $     0.00
========================================================================

Weighted Average Number
 Of Shares Outstanding   10,202,500  10,200,000  10,202,500  10,200,000
========================================================================



                                     5 of 15


                               CELLWAY  VENTURES  INC.
                           (A  Development  Stage  Company)
                              STATEMENT OF CASH FLOWS
                                    (Unaudited)
                             (Stated in U.S. Dollars)


------------------------------------------------------------------------------------
                                                                           INCEPTION
                                                                           AUGUST 17
                                      THREE MONTHS ENDED  SIX MONTHS ENDED   1999 TO
                                             JUNE 30           JUNE 30       JUNE 30
                                          2002     2001     2002      2001      2002
------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period             $(11,292) $     -  $(16,749) $     - $(27,246)

Adjustments To Reconcile Net Loss
 To Net Cash Used By Operating
 Activities
  Change in accounts payable             3,382        -     3,382        -    3,522
                                      ----------------------------------------------
                                        (7,910)       -   (13,367)       -  (23,724)
                                      ----------------------------------------------

Cash Flows From Financing Activity

  Share capital                              -        -     3,000        -   78,000
                                      ----------------------------------------------

Increase In Cash                        (7,910)       -   (10,367)       -   54,276

Cash, Beginning Of Period               62,186   64,848    64,643   64,848        -
                                      ----------------------------------------------

Cash, End Of Period                   $ 54,276  $64,848  $ 54,276  $64,848 $ 54,276
====================================================================================


                                     6 of 15

                              CELLWAY  VENTURES  INC.
                          (A  Development  Stage  Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY

                                    JUNE 30, 2002
                                     (Unaudited)
                              (Stated in U.S. Dollars)



                                          COMMON STOCK
                                 ------------------------------
                                                     Additional
                                                      Paid-In
                                   Shares    Amount   Capital    Deficit     Total
                                 ---------------------------------------------------
Shares issued for cash
 at $0.001                        5,000,000  $ 5,000  $      -  $      -   $  5,000

Shares issued for cash at $0.01   5,000,000    5,000    45,000         -     50,000

Net loss for the period                   -        -         -    (2,116)    (2,116)
                                 ---------------------------------------------------

Balance, December 31, 1999       10,000,000   10,000    45,000    (2,116)    52,884

Shares issued for cash at $0.20     200,000      200    19,800         -     20,000

Net loss for the year                     -        -         -    (8,176)    (8,176)
                                 ---------------------------------------------------

Balance, December 31, 2000       10,200,000   10,200    64,800   (10,292)    64,708

Net loss for the year                     -        -         -      (205)      (205)
                                 ---------------------------------------------------

Balance, December 31, 2001       10,200,000   10,200    64,800   (10,497)    64,503

Shares issued for cash at $0.20      15,000       15     2,985         -      3,000

Net loss for the period                   -        -         -   (16,749)   (16,749)
                                 ---------------------------------------------------

Balance, June 30, 2002           10,215,000  $10,215  $ 67,785  $(27,246)  $ 50,754
                                 ===================================================


                                     7 of 15

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of June 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

a)     Organization

     The Company was incorporated in the State of Nevada, U.S.A. on August 17, 1999.

b)     Development  Stage  Activities

     The Company plans to launch a free information Website to assist and attract people wanting information on immigration to Canada. The Company plans to use the Website to earn income from companies who are prepared to pay to have Web advertising in the form of a button or banners on the Website selling their products or services. The Company plans to solicit advertisers who are targeting sales of their products and services at people using the Company's website.

c)     Going  Concern

     The Company will need additional working capital to be successful in its planned activity and to service its current debt for the coming year end and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement and long term financing.


                                     8 of 15

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Development  Stage  Company

     The Company is a developed stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

b)     Use  of  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)     Software  Development  Costs

     Software development costs prior to the application development stage are expensed as incurred. Once the application stage is reached, costs of design, configuration, coding, installation and testing of the Company's website will be capitalized. Upon implementation of the website, the asset will be amortized to expense over its estimated useful life of three years using the straight line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.


                                     9 of 15

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

d)     Income  Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109
- "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

e)     Financial  Instruments

     The  Company's  financial instruments consist of cash and accounts payable.

     Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

f)     Foreign  Currency  Translation

     The Company's functional currency is the U.S. dollar. Transactions in foreign currencies are converted to U.S. dollars at the rate of exchange prevailing at the time of the transactions. Exchange gains and losses arising from the remeasurement of foreign currency-denominated assets and liabilities are included in income in the period in which they occur.

g)     Net  Loss  Per  Share

     Basic loss per share is computed using only the weighted average common shares outstanding. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue shares were exercised or converted to common stock. The Company has no potentially issuable common stock. Hence, diluted net loss per share is the same as basic net loss per share.


                                    10 of 15

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

OVERVIEW

Our business plan is to develop and market a free immigration information service on the Internet from our www.canadiancitizenship.com web site. We will design our web site to provide information on the process of immigrating to Canada from foreign countries. Our target users will be persons who are citizens of foreign countries seeking to work in or immigrate to Canada. Our objective is to become a leading web site for information on the process of immigrating into Canada.

Our web site is currently under development. Our web site is operational, but we are still in the process of competing development before we initiate a marketing and sales effort to earn revenues from our web site operations. We have not achieved any revenues from our web site or from any other business activity to date. We plan to earn revenues from sales of advertising once development of our web site is complete. We plan to solicit advertisers whose target market includes persons who are interested in immigrating to Canada.

Our web site is still in the development stage and will require additional development before we are able to operate it on a commercial basis. Accordingly, our business operations are in a start-up phase and we have not earned any revenues to date.

PLAN  OF  OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining financing for the development and marketing of our web site:

(1) Complete development of the web site, including the incorporation of information on immigration into Canada. We anticipate that this development will be completed by November 2002. We anticipate that the cost of this development will be approximately $3,000.

(2) We plan to undertake an advertising and marketing campaign once the development of our web site is complete. We anticipate that the cost of these marketing expenses will be approximately $10,000.

(3) We anticipate spending approximately $32,000 on ongoing operating and administrative expenses. We anticipate that our monthly operating costs of our Web site will be approximately $500 per month. We also anticipate spending approximately $500 per month on maintaining the accuracy of the immigration information on our web site. In addition, we anticipate spending approximately $20,000 on legal and accounting professional fees that we incur in filing a registration statement under the Securities Exchange Act of 1934 and complying with ongoing reporting obligations under the Securities Exchange Act of 1934.

We therefore anticipate that we will be spending approximately $45,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $23,000 will be spent on our plan of operations in the next six months. Our cash position was $54,276 as of June 30, 2002.

Results  Of  Operations

We did not earn any revenues during the year ended December 31, 2001 or the six months ended June 30, 2002. We do not anticipate earning revenues until such time as the development of our web site is completed and we commence sales of advertising. We are presently in the development stage and we can provide no assurance that we will be successful in completing development of our web site or earning revenues from our web site once development is complete.


                                    11 of 15

We incurred operating expenses in the amount of $16,749 for the six months ended June 30, 2002, compared to operating expenses in the amount of $Nil for the six months ended June 30, 2001. We incurred web site development expenses in the amount of 1,810 during the second quarter of 2002 as we re-commenced development of our web site. All web site development expenses were incurred during the three months ended June 30, 2002. We anticipate that web site development expenses will increase during the third and fourth quarters of 2002. Operating expenses incurred during the first six months of 2002 included professional fees in the amount of $13,657 in connection with our preparation of a registration statement for filing with the Securities and Exchange Commission and raising additional proceeds to fund our business. We determined to again proceed with our business plan and to raise additional capital in the first quarter of 2002. We anticipate that our operating costs will continue to increase as we undertake our stated plan of operations.

We incurred a loss of $205 for the year ended December 31, 2001 and a loss of $16,749 for the six months ended June 30, 2002. Our net losses were attributable entirely to our operating expenses.

We anticipate continuing operating losses in the foreseeable future. We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues. Our future financial results are also uncertain due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

(1) our ability to develop a commercially marketable Internet web site with information and features sought by Internet users desiring information on immigration to Canada;
(2)  our  ability  to  successfully  market our web site to our potential users;
(3) our ability to successfully market our web site to advertisers who are prepared to pay for advertising on our site;
(4)  the  introduction  of  competing  web  sites.

Financial  Condition  and  Liquidity

We had cash of $54,276 as of June 30, 2002, compared to cash of $64,643 as of December 31, 2001. We had working capital of $50,754 as of June 30, 2002, compared to working capital of $64,503 as of December 31, 2001.

As discussed above under Plan of Operations, we anticipate that we will be spending approximately $45,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $23,000 will be spent on our plan of operations in the next six months.

We anticipate that our present cash reserves are sufficient for us to sustain our business operations without additional financing for approximately twelve months. We anticipate that we may require additional financing in order to pursue our business plan if: (a) the costs of implementing our business plan are greater than anticipated; or (b) we are unsuccessful in earning sufficient revenues after commencement of operations in order to sustain continued operations. We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan.


                                    12 of 15

                           PART II--OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended June 30, 2002.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ending June 30, 2002.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit Number                       Description of Exhibit
--------------      ------------------------------------------------------------
     99.1           Certification of Chief Executive Officer and Chief Financial
                    Officer  pursuant  to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002  (1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2002 and we have not filed any Current Reports on Form 8-K since June 30, 2002.


                                    13 of 15

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

CELLWAY VENTURES, INC.

Date:  September 26, 2002


By:  /s/ Jack Morgan
    --------------------------
    Jack Morgan
    PRESIDENT,
    CHIEF EXECUTIVE OFFICER,
    CHIEF FINANCIAL OFFICER
    AND DIRECTOR


                                    14 of 15

                                 CERTIFICATIONS

I, Jack Morgan, Chief Executive Officer and Chief Financial Officer of Cellway Ventures, Inc., certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Cellway Ventures, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 25, 2002           /s/ Jack Morgan
                                    ___________________________________
                                    (Signature)

                                    President and Chief Executive Officer
                                    Treasurer and Chief Financial Officer
                                    ___________________________________
                                    (Title)