Form 10QSB
period 2002-09-30
CELLWAY VENTURES INC
filed 2002-11-14
CIK 1104502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period                  to
                                  -----------------

        Commission  File  Number     000-49833
                                      ---------

                             CELLWAY VENTURES, INC.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                     52-2219285
-----------------------------------        ------------
(State  or  other  jurisdiction  of        (IRS  Employer
incorporation  or  organization)            Identification  No.)


375  NEWCASTLE  AVENUE
NANAIMO,  BRITISH  COLUMBIA,  CANADA        V9R  5K4
-------------------------------------      -----------
(Address of principal executive offices)   (Zip  Code)

Issuer's  telephone  number,
  including  area code:                    (250) 754-7294
                                           --------------

                                      NONE
          -----------------------------------------------------
          (Former  name, former address and former fiscal year,
                        if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,115,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 8, 2002.


Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                                   1 of 16

                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS.



                                   2 of 16

                              CELLWAY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                                   3 of 16

                              CELLWAY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------

                                SEPTEMBER 30     DECEMBER 31
                                    2002       2001
--------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                            $ 50,661   $ 64,643
--------------------------------------------------------------------------------

LIABILITIES

CURRENT
  Accounts payable                $  2,963   $    140
                                  --------------------
SHAREHOLDER'S EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares,
    par value with $0.001 per share

  Issued and outstanding:
    10,115,000 common shares
    at September 30, 2002 and
    10,100,000 common shares
    at December 31, 2001            10,115     10,100

  Additional paid-in capital        67,885     64,900

DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE              (30,302)   (10,497)
                                  --------------------
                                    47,698     64,503
                                  --------------------
                                  $ 50,661   $ 64,643
======================================================




                                   4 of 16

                              CELLWAY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF LOSS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)







------------------------------------------------------------------------------------

                                                                           INCEPTION
                                                                           AUGUST 17

                                                                           1999 TO
                           THREE MONTHS ENDED        NINE MONTHS ENDED     SEPTEMBER
                              SEPTEMBER 30               SEPTEMBER 30          30
                            2002         2001         2002         2001       2002
------------------------------------------------------------------------------------


EXPENSES
  Domain registration    $         -  $         -  $         -  $         -  $   140
  Transfer fees                    -            -        1,210            -    1,210
  Professional fees            3,012          205       16,669          205   23,425
  Website development             44            -        1,854            -    4,854
  Office and sundry                -            -           72            -      673
                         -----------------------------------------------------------
NET LOSS FOR THE PERIOD        3,056          205       19,805          205  $30,302
                                                                             -------
DEFICIT ACCUMULATED
  DURING THE DEVELOPMENT
  STAGE, BEGINNING OF
  PERIOD                      27,246       10,292       10,497       10,292
                         ---------------------------------------------------

DEFICIT ACCUMULATED
  DURING THE DEVELOPMENT
  STAGE, END OF PERIOD   $    30,302  $    10,497  $    30,302  $    10,497
----------------------------------------------------------------------------

NET LOSS PER SHARE,
  Basic and diluted      $      0.01  $      0.01  $      0.01  $      0.01
----------------------------------------------------------------------------


WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING               10,115,000   10,100,000   10,110,934   10,100,000
----------------------------------------------------------------------------







                                   5 of 16

                              CELLWAY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------
                                                                      INCEPTION
                                                                      AUGUST 17
                              THREE MONTHS ENDED  NINE MONTHS ENDED   1999 TO
                                SEPTEMBER 30        SEPTEMBER 30    SEPTEMBER 30
                              2002      2001      2002       2001      2002
--------------------------------------------------------------------------------

CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss for the period   $(3,056)  $  (205)  $(19,805)  $  (205)  $(30,302)

ADJUSTMENTS TO RECONCILE
 NET LOSS TO NET
 CASH USED BY
 OPERATING ACTIVITIES
  Change in accounts payable   (559)        -      2,823         -      2,963
                             ---------------------------------------------------

                             (3,615)     (205)   (16,982)     (205)   (27,339)
                             ---------------------------------------------------

CASH FLOWS FROM
 FINANCING ACTIVITY
  Share capital                   -         -      3,000         -     78,000
                             ---------------------------------------------------




INCREASE IN CASH             (3,615)     (205)   (13,982)     (205)    50,661

CASH, BEGINNING OF PERIOD    54,276    64,848     64,643    64,848          -
                             ---------------------------------------------------


CASH, END OF PERIOD         $50,661   $64,643   $ 50,661   $64,643   $ 50,661
================================================================================






                                   6 of 16

                              CELLWAY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



                                              COMMON STOCK
                                   -------------------------------

                                                        ADDITIONAL
                                                        PAID-IN
                                     SHARES    AMOUNT   CAPITAL    DEFICIT     TOTAL
                                   --------------------------------------------------

Shares issued for cash at $0.001    5,000,000  $ 5,000  $      -  $      -   $  5,000


Shares issued for cash at $0.01     5,000,000    5,000    45,000         -     50,000

Net loss for the period                     -        -         -    (2,116)    (2,116)
                                   --------------------------------------------------




Balance, December 31, 1999         10,000,000   10,000    45,000    (2,116)    52,884

Shares issued for
cash at $0.20                         100,000      100    19,900         -     20,000

Net loss for the year                       -        -         -    (8,176)    (8,176)
                                   --------------------------------------------------




Balance, December 31, 2000         10,100,000   10,100    64,900   (10,292)    64,708

Net loss for the year                       -        -         -      (205)      (205)
                                   --------------------------------------------------


Balance, December 31, 2001         10,100,000   10,100    64,900   (10,497)    64,503

Shares issued for
cash at $0.20                          15,000       15     2,985         -      3,000

Net loss for the period                     -        -         -   (19,805)   (19,805)
                                   --------------------------------------------------


Balance, September 30, 2002        10,115,000  $10,115  $ 67,885  $(30,302)  $ 47,698
                                   ==================================================







                                   7 of 16

                              CELLWAY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.


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



                                   8 of 16

                              CELLWAY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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


                                   9 of 16

                              CELLWAY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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




                                  10 of 16

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

We therefore anticipate that we will be spending approximately $45,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $23,000 will be spent on our plan of operations in the next six months. Our cash position was $50,661 as of September 30, 2002.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the year ended December 31, 2001 or the nine months ended September 30, 2002. We do not anticipate earning revenues until such time as the development of our web site is completed and we commence sales of advertising. We are presently in the development stage and we can provide no assurance that we will be successful in completing development of our web site or earning revenues from our web site once development is complete.

                                  11 of 16

We incurred operating expenses in the amount of $19,805 for the nine months ended September 30, 2002, compared to operating expenses in the amount of $205 for the nine months ended September 30, 2001. We incurred web site development expenses in the amount of $1,854 during the first nine months of 2002 as we re-commenced development of our web site. We anticipate that web site development expenses will continue to increase during the fourth quarter of 2002. Operating expenses incurred during the first nine months of 2002 included professional fees in the amount of $16,669 in connection with our preparation of a registration statement for filing with the Securities and Exchange Commission and raising additional proceeds to fund our business. We determined to again proceed with our business plan and to raise additional capital in the first quarter of 2002. We anticipate that our operating costs will continue to increase as we undertake our stated plan of operations.

We incurred a loss of $205 for the year ended December 31, 2001 and a loss of $19,805 for the nine months ended September 30, 2002. Our net losses were attributable entirely to our operating expenses.

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

FINANCIAL  CONDITION  AND  LIQUIDITY

We had cash of $50,661 as of September 30, 2002, compared to cash of $64,643 as of December 31, 2001. We had working capital of $47,698 as of September 30, 2002, compared to working capital of $64,503 as of December 31, 2001.

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


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr.


                                  12 of 16

Jack Morgan. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.





                                  13 of 16

                           PART II--OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended September 30, 2002.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES


None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
99.1           Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer  pursuant    to  18  U.S.C.  Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (1)
--------------------------------------------------------------------------------
(1)            Filed  as  an  Exhibit  to  this  Quarterly  Report  on
               Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002 and we have not filed any Current Reports on Form 8-K since
September  30,  2002.


                                  14 of 16

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                  CELLWAY  VENTURES,  INC.
Date:     NOVEMBER  12,  2002
                               By: /s/ Jack Morgan
                                   ----------------------------
                                   JACK  MORGAN
                                   PRESIDENT,
                                   CHIEF  EXECUTIVE  OFFICER,
                                   CHIEF  FINANCIAL  OFFICER
                                   AND  DIRECTOR



                                  15 of 16

                                 CERTIFICATIONS

I, JACK MORGAN, Chief Executive Officer and Chief Financial Officer of Cellway Ventures, Inc. (the "Registrant"), certify that;

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

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   November  12, 2002         /s/ Jack Morgan
                                   ___________________________________
                                   (Signature)

                                   PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER
                                   TREASURER  AND  CHIEF  FINANCIAL  OFFICER
                                   ___________________________________
                                   (Title)