Form 10KSB
period 2002-12-31
CELLWAY VENTURES INC
filed 2003-04-01
CIK 1104502

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
       For  the  fiscal  year  ended  December  31,  2002

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
       For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER  000-49833
                          ---------

                             CELLWAY VENTURES, INC.
                             ----------------------
                 (Name of small business issuer in its charter)


NEVADA                                        52-2219285
-------------------------------               ----------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


375 Newcastle Avenue
Nanaimo, British Columbia, Canada             V9R  5K4
----------------------------------------      -----------
(Address of principal executive offices)      (Zip Code)


250-754-7294
-------------------------
Issuer's telephone number


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE.
                                                                        -----

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                    -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year  $NIL
                                                                 ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,023,000, based on the last sales price of our
   --                           ------------------------------------------------
common  stock  of  $0.20  per  share  on  March  15,  2003
  --------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,115,000 Shares of Common Stock
                                               ---------------------------------

                                    1 of 31

                             CELLWAY VENTURES, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART I

Item 1.     Description  Of  Business.                                        3

Item 2.     Description  Of  Property.                                       11

Item 3.     Legal  Proceedings.                                              11

Item 4.     Submission  Of  Matters  To  A  Vote  Of Security Holders.       11


PART II

Item 5.     Market  For Common Equity And Related Stockholder Matters.       12

Item 6.     Management's Discussion And Analysis Or Plan Of Operation.       13

Item 7.     Financial  Statements.                                           15

Item 8.     Changes  In  And  Disagreements  With Accountants
            On Accounting And Financial  Disclosure.                         25


PART III

Item 9.     Directors, Executive Officers, Promoters And Control Persons;
            Compliance With Section 16(A) Of The Exchange Act.               25

Item 10.    Executive  Compensation.                                         26

Item 11.    Security  Ownership  Of Certain Beneficial
             Owners And Management.                                          27


Item 12.    Certain  Relationships  And  Related  Transactions.              28

Item 13.    Exhibits  And  Reports  On  Form  8-K.                           28

Item 14.    Controls  And  Procedures.                                       29


                                    2 of 31

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Our business plan is to develop and market a free immigration information service on the Internet from our www.canadiancitizenship.com web site. We have designed our web site to provide information on the process of immigrating to Canada from foreign countries. Our target users are persons who are citizens of foreign countries seeking to work in or immigrate to Canada. Our objective is to become a leading web site for information on the process of immigrating into Canada.

Our Corporate Organization

We were incorporated on August 17, 1999 under the laws of the state of Nevada. Our sole promoter since our incorporation has been Mr. Jack Morgan, our president, secretary and treasurer and our sole director. We registered our www.canadiancitizenship.com domain name in September 1999.

We reported net losses of $24,818 and $205 for the two fiscal years ended December 2002 and 2001 respectively. We have yet to earn any revenues. We will need additional working capital to be successful in our planned business activity and to complete our plan of operations for the coming year. Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Accordingly, there is substantial doubt as to our ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2002.

Status  Of  Development  Of  Our  Web  Site

Our web site is currently operational and we have initiated a marketing and sales effort to earn revenues from our web site operations. We have not achieved any revenues from our web site or from any other business activity to date. We plan to earn revenues from sales of advertising as a result of our planned marketing and sales activities. We plan to solicit advertisers whose target market includes persons who are interested in immigrating to Canada. While our web site is operational, we plan to continue development work in order to enhance the features and content offered on our web site. In view of these factors, our business operations are in a start-up phase.

Our  Market  Opportunity

Our market opportunity is based on the large number of persons interested in immigrating to Canada and the ability to access these persons via the Internet.

Immigration  to  Canada

Canada is one of the world's most desirable countries for immigration due to its high standard of living, quality of life and employment opportunities. We believe the people in overseas countries who wish to immigrate to Canada require access to detailed and current information on the process of immigrating to Canada. These people have traditionally relied on a variety of information sources, including Canada Department of Human Resources, lawyers and immigration advisers. Each of these traditional sources of information have there unique drawbacks. In particular, lawyers and immigration advisers may be prohibitively expensive to many potential immigrants.

Growth  of  the  Internet  and  the  World  Wide  Web

The Internet and the World Wide Web presents an opportunity to access persons who are interested in immigrating to Canada. The Internet has experienced growth in terms of the number of users from overseas countries. Many persons now perceive the Internet as a resource tool for retrieving information that is difficult to obtain. Our aim is to provide information to potential immigrants that can be accessed via the Internet.


                                    3 of 31

Advertising  on  the  Internet

The Internet has affected the methods by which consumers and businesses are buying and selling goods and services. Advertisers have turned to advertising on the Internet as the Internet can provide a focused means of reaching a targeted audience. The Internet allows advertisers to target desired audiences while tracking impression levels, user demographics and the effectiveness of the advertising. As a result, a growing number of businesses are marketing their products and services on the Internet. We believe that our web site will be of value to companies that are targeting products and services for sale to persons who are interest in immigrating to Canada. We plan to target these companies with the objective of selling them advertising on the basis that advertising on our web site will enable them to reach their targeted audience in a targeted and cost-effective manner.

Our  Business  Development  Plan

Our business plan is to develop a free web site that provides a reliable source of information on immigration into Canada in order to draw users to the site so that we can sell and generate revenues from the sale of web site advertisements. We believe that the www.canadiancitizenship.com Internet web site, which offers free information on the process of immigrating into Canada, will attract substantial usage once development is complete. We believe that if we are successful in attracting people to our web site, we will be able to generate revenues from advertisers who are interested in the demographics of our web site users as a target market.

Features  of  the  Web  Site

We  have  designed  our  web site to be an exciting, interactive and easy to use information source on how to immigrate into Canada. We have incorporated the following features into our Web site in order to accomplish this objective:

     (1) We include information that is current and relevant on the process of immigrating to Canada;
     (2) We present this immigration information in a clear and easy to understand format;
     (3) We have designed the web site in order to allow the easy addition or modification of content and advertisements in order to reduce our long term operating costs;
     (4) We include links to the necessary forms required to be submitted during the process of immigration;
     (5) We list addresses and contact information for national and overseas Canadian immigration offices;
     (6) We list names, addresses and contact information of legal counsel who specialize in immigration into Canada;
     (7) We provide a list of links to organizations that can assist in the process of immigration.
     (8) We designed the web site in order to allow the easy addition or modification of content and advertisements in order to reduce our long term operating costs.

We plan on continuing development of our web site, as funds are available to us, in order to continue to enhance the features of our web site. Features that we are planning to add include the following:

     (1)  immigration  information  in  four principal languages, in addition to
          English:  Chinese,  Hindi,  French  and  Japanese;  and
     (2)  an  on-line  five-stage  seminar  on  how  to  immigrate.


Web  Site  Development  Process

The development of our web site has consisted of completion of the following components:

     (1) the gathering of information on immigration for posting on our Web site;
     (2)  web  site  design  and  programming;


                                    4 of 31

     (3)  input  of  information  on  immigration  into  our  web  site.

We launched our web site in June 2002. We are continuing to upgrade the features and performance of our web site and anticipate completing development by November 2002. We are also reviewing and updating the immigration information and links contained on the web site. As this initial development work has been completed, we have commenced marketing of our web site with the intention of selling advertising on our web site, although no revenues have been earned to date.

We have retained a consultant with expertise in web site development to develop our web site. These services have included set-up of the web site, design of the structure and graphics of the web site and inputting the required immigration information on our web site. Additional activities to be performed include setting up links to other web sites and increasing the visibility of our web site on the world wide web.

Our  Plan  To  Generate  Revenues

We plan to sell advertising space on our web site in the form of advertising on banners, buttons and links. We plan to sell advertising based on fixed terms, with discounts for longer terms. We anticipate that rates that we will be able to charge to advertisers will be based on the amount of usage of our web site that we are able to demonstrate. Accordingly, we anticipate that we will have to discount advertising rates initially with the objective of increasing advertising rates once traffic on our web site increases. We had initially planned to sell advertising based on "click-through" rates, however we do not consider that this is viable in the current market.

We have designed our web site so that it can have multiple advertisers at any one time. However, we will ensure that any one page on our Web site will be limited to two advertisers in order to ensure that advertisers and their products get the proper exposure. The price charged for each button or banner advertisement will vary based on the positioning of the button or banner on the site. The premium position on our Web site and the most expensive for advertisements will be our home page.

We plan to target companies involved in the following businesses as potential purchasers of advertising space on our web site:

     (i) law firms involved in providing legal advice on the process of immigration;
    (ii)  immigration  services  firms;
   (iii)  long-distance  telephone  service  providers;
    (iv)  businesses  involved  in  overseas  travel;
     (v) businesses involved in selling products of potential interest to persons interested in immigrating to Canada.

We will undertake the coordination of our marketing and sales efforts. We may engage outside parties to solicit potential advertisers, both within and outside of Canada, who we anticipate would be paid on a commission basis. We have commenced this marketing activity by hiring a telemarketing service to solicit potential advertisers. We may also retain the services of a secured counter and tracking company that will provide independent verification on the number of click-throughs that occur. This independent verification will assist in marketing our web site to advertisers who we believe will require information on the use of our web site prior to purchasing advertising for our web site.

Marketing

We have commenced marketing of the web site now that we have completed initial development. While we have commenced our marketing strategy by engaging a telemarketing service, our full marketing strategy is subject to our having sufficient funding to carry out our plan, which should include the following elements:

     (1) A banner-advertising program whereby we would pay for advertising of the web site on other Internet web sites where we feel exposure would help to increase traffic on our web site. This banner advertising program would be coordinated by our management and


                                    5 of 31
          would be implemented by our web site developer who would coordinate the banner advertising on web sites where we had purchased the right to advertise.

     (2) An e-mail program whereby advertisements for our web site would be delivered to potential users and potential advertisers. The e-mail program would be coordinated by our management and would be implemented by our web site developer. We may pay other consultants to develop lists of e-mails of potential users and potential advertisers.

     (3) Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as immigration, with major search engines. We believe that many of the people looking for information concerning immigration into Canada will enter keywords such as immigration, and Canada with major search engines in order to find relevant web sites. Our objective will be to ensure that major search engines frequently cite our site when these keywords are searched. Our web site developer would implement this strategic listing program in consultation with our management.

     (4) Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on their web sites in consideration for us permitting a reciprocal link to their web site on our web site. Our web site developer would implement these reciprocal click-through agreements in consultation with our management.

     (5) We plan to make contact with many of the immigrant communities across Canada to promote our web site and also establish contacts for the web site. Many of those who want to immigrate have relatives in Canada and look to those relatives for assistance. We may use traditional advertising media, such as newspaper advertisements and flyers, to reach this market. We would target our advertising through advertising in community newspapers and flyers to neighborhoods with high populations of immigrant communities. Our management would coordinate this promotional campaign. Outside consultants with knowledge of immigrant communities may be engaged to assist in targeting persons in overseas markets who are seeking to immigrate to Canada or who may be interested in advertising on our web site.

The exact nature of our marketing plan will depend on a number of factors, including the availability of funds to implement our marketing plan and Internet marketing conditions and practices at the time we complete development of our web site. We may pursue different marketing strategies from the marketing strategies listed above. We may scale back our planned marketing efforts if we have limited financing that prohibits us from carrying out all aspects of this marketing plan.

Ongoing  Web  Site  Operations

We have engaged the services of a web site hosting service to host our web site. This engagement is on renewable three month terms. Our web site is hosted on the computers of the web site service. Accordingly, we have not been required to purchase our own computer system. We will operate our web site and computer server using commercially available computer software programs and operating systems.

For more information on our plan of operations, see section entitled Plan of Operations.

Competition

We  will  compete  with  others,  including:

     (A) sites which are currently providing information on the process of immigrating into Canada, including the following web sites:

          (i)  www.immigration1services.com, a privately owned Internet service;

                                    6 of 31

         (ii)  www.sunshines.com,  a  privately  owned  Internet  service;

        (iii) Web sites operated by the Canadian federal government that provides immigration information free of charge including web sites operated by the Canadian Department of Human Resources, Canadian consulates and embassies;

         (iv)  www.canadianvisa.com,  a  privately  owned  Internet service; and

          (v)  www.immigration.ca,  a  privately  owned  Internet  service.

     (B) Law firms and immigration specialists who provide information on immigration to Canada, sometimes over the Internet on their own web sites.

The presence of established competitors could adversely affect our ability to successfully implement our business plan and sell advertising. If we are not successful in implementing our business plan, then our business may fail.

We plan to differentiate our web site from the competition by including information that is not only accurate and up-to-date, but is presented in an easy to use and understand format. We also believe we will be one of the first to target advertisers who are seeking to market products and services to people who are attempting to immigrate to Canada. In order to sell to advertisers, we may initially offer special rates that are below our cost.

We have limited financial, marketing, technical and other resources that are necessary to implement our business plan. Many of our current and potential competitors have significantly greater financial, marketing, technical and other resources than we do. Our competitors will most likely be able to devote greater resources to the development, promotion and sale of their web sites that we can. In addition, our competitors may be able to offer the information we are planning to offer, thereby reducing our ability to earn revenue.

Government Regulation

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

(1)     sales  and  other  taxes;
(2)     user  privacy;
(3)     pricing  controls;
(4)     characteristics  and  quality  of  products  and  services;
(5)     consumer  protection;
(6)     cross-border  commerce;
(7)     libel  and  defamation;
(8)     copyright,  trademark  and  patent  infringement;  and
(9)     other  claims  based  on  the  nature and content of Internet materials.

These new laws may impact on the information we are able to post on our web site and our ability to market and sell advertising on our web site in accordance with our business plans.


                                    7 of 31

We may have to qualify to do business in other jurisdictions. If we make sales of advertising on our web site, we anticipate that our sales and our customers will be in multiple states and foreign countries. Such jurisdictions may claim that we are required to qualify to do business as a foreign company. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

We are not aware of any environmental laws that will be applicable to the operation of our Internet business.

Employees

We have no full-time employees and one (1) part-time employee. Our part-time employee is Mr. Jack Morgan, our president, secretary and treasurer. Mr. Morgan devotes approximately ten hours per week to our business. Mr. Morgan anticipates that this time commitment will increase in if we are successful in implementing our marketing activities and our business is successful.

We plan to conduct our business primarily through agreements with consultants and arms-length third parties.

Research  And  Development  Expenditures

We have had no research or development expenses since the commencement of our business in October 1999.


RISK  FACTORS

Risks  Related  To  Our  Financial  Condition  And  Business  Model

If We Are Not Successful in Earning Revenues or If Our Development and Marketing Costs Are Greater Than Anticipated, We Will Require Additional Financing Which May Not Be Available To Us When Needed

We had cash in the amount of $43,128 as of December 31, 2002. Our business plan calls for significant expenses in connection with the development and marketing of our web site. We anticipate spending approximately $32,000 in undertaking our plan of operations over the next twelve months. In addition, we anticipate that revenues from operations will not be realized until sometime after we implement our marketing and sales strategy for advertising sales. While we have sufficient cash to complete our business plan over the next twelve months, we may require additional financing in order to complete development and marketing of our business if the costs of the development and marketing of our web site are greater than anticipated. In addition, we may require additional financing to sustain our business operations if we are not successful in earning revenues once development and marketing of our web site is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because We Have Only Recently Commenced Business Operations, We Face A High Risk of Business Failure

We were incorporated in August 1999. We acquired our domain name for our web site in October 1999. We are presently commencing marketing of our web site. We have not yet earned any revenues. Accordingly, we have no operating history for investors to evaluate our business. An investor should consider the risks, expenses and uncertainties that an early stage company like ours faces. These risks include our ability to:


                                    8 of 31

     (1) develop a functioning and marketable web site focused on Canadian immigration information;
     (2)  attract  users  to  our  web  site  once  development  is  complete;
     (3) successfully market our web site to advertisers once development is complete;
     (4)  respond  effectively  to  competitive  pressures;
     (5) continue to develop and upgrade our web site once development is complete.

If we are unsuccessful in addressing these risks, our business will most likely fail.

Because We Have Only Recently Commenced The Design of Our Web Site, We Expect to Incur Operating Losses For The Foreseeable Future

We have never been profitable. As of December 31, 2002, we had an accumulated deficit of approximately $35,315. Prior to completion of our web site, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from the sale of advertising on our web site, we will not be able to become profitable or continue operations.


Risks  Related  To  Our  Market  And  Strategy

If The Internet Is Not Widely Accepted As A Medium For Advertising And Commerce, Our Business May Fail

We plan to derive the majority of our revenue from Internet advertising. Internet advertising constitutes a new and rapidly evolving market. If the Internet is not accepted as a medium for advertising, then we may not be able to generate revenues and our business may fail. To date, few companies have been successful in generating profits from selling advertisements on the Internet.

If The Audience Targeted By Our Web Site Does Not Prove Desirable To Potential Advertisers, Our Business May Fail

Companies may choose not to advertise on our web site if they perceive that our audience demographic is not desirable for their products or that advertising on our web site is not effective for their sales. Factors that will affect our ability to attract advertisers include our ability to develop a desirable audience demographic for our web site, the attractiveness of our audience demographic to web site advertisers and the presence of alternative web sites that offer competition to advertising on our web site. If we are not successful in entering into agreements with advertisers for advertising on our web site, then we may not be able to generate revenues and our business may fail.

If  We  Are Unable To Develop A Marketable Web Site, Then Our Business Will Fail

Our web site is in its development stage. If we are unable to develop an operating web site that is capable of attracting users and convincing advertisers to pay for advertising, then we will not be able to generate sufficient revenues to support our operations. If we fail to earn revenues that exceed our operating costs upon the completion and subsequent marketing of our web site, our business will most likely fail.

If We Are Unable To Hire And Retain Key Personnel, We May Not Be Able To Implement Our Business Plan And Our Business Will Fail

Our success will be largely dependent on our ability to hire highly qualified computer programmers, sales and technical personnel who can develop the web site. These individuals are in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.


                                    9 of 31

If  We Are Not Able To Effectively Respond To Competitors, Our Business May Fail

There are other companies who provide information similar to what we propose to offer on our proposed web site. Competition for customers is likely to be intense and is expected to increase significantly in the future because of the growth of the Internet. Increased competition could result in:

     (1)  lower  than  projected  usage  of  our  web  site;
     (2) our inability to attract advertisers who are prepared to pay for advertising;
     (3)  decreased  advertising  rates  that  advertisers  are prepared to pay;
     (4) our inability to develop a web site with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing web sites or traditional media products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

Risks  Related  To  Legal  Uncertainty

If the Legal and Regulatory Environment of the Internet Becomes More Restrictive, then the Growth of the Internet Could be Significantly Slowed and Our Business Would Be Negatively Effected

To date, governmental regulations have not materially restricted use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from operating or marketing our web site. The growth of the Internet may also be significantly slowed. This could delay growth in potential demand for our web site information and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws that have not as yet been applied to the Internet, may be applied and could thereby impede its growth. New and existing laws may cover issues that include:

     (1)  sales  and  other  taxes;
     (2)  user  privacy;
     (3)  pricing  controls;
     (4)  characteristics  and  quality  of  products  and  services;
     (5)  consumer  protection;
     (6)  cross-border  commerce;
     (7)  libel  and  defamation;
     (8)  copyright,  trademark  and  patent  infringement;  and
     (9)  other  claims  based  on the nature and content of Internet materials.

These new laws may impede the growth in usage of the Internet. If the growth of the Internet and usage of the Internet is slowed, then our ability to generate advertising revenues may be adversely impacted with the result that our financial condition will be harmed.

Because We Will Provide Information To Users on Our Site, We May Be Subject To Legal Claims Based On Inaccurate Information

If we are successful in developing and marketing our web site, we may become subject to claims from our users based on allegations of inaccurate or incomplete information regarding the immigration process. Users who have relied on the immigration information on our web site may claim that the information is inaccurate or incomplete and then may claim damages and commence legal actions against us to enforce their claims. Although we plan to carry general liability insurance when we commence marketing our web site, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have an adverse effect on our business, financial condition and results of


                                    10 of 31
operations. In addition, we can provide no assurance that we will be able to obtain general liability insurance coverage for our business.

Risks  Related  To  There  Being  No  Market  For  Our  Common  Stock

If A Market For Our Common Stock Does Develop, Our Stock Price May Be Volatile, Which May Result In Investor Losses as Well as Lawsuits

There is currently no market for our common stock and we can provide no assurance that a market will develop. If a market develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;
     (2)  our  ability  or  inability  to  generate  new  revenues;
     (3)  increased  competition;  and
     (4) conditions and trends in the Internet and electronic commerce industries.

Further, if our common stock is traded on the Nasdaq over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Often times in the past, following periods of volatility in the market price of a particular company's stock, securities class action litigation has been brought against that company. Any litigation arising from the volatility in the price of our common stock could have an adverse effect upon our business, financial condition and results of operations.

We can provide no assurance that our common stock will be traded on the OTC bulletin board.


ITEM 2.     DESCRIPTION OF PROPERTY.

We do not lease or own any real property. Our head office is located on the premises of Mr. Jack Morgan, our sole executive officer and director. We do not pay Mr. Morgan any amount for the use of these premises.


ITEM 3.     LEGAL PROCEEDINGS.

We  are  not  currently  a  party  to  any  legal  proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2002.


                                    11 of 31

                                     PART II


ITEM 5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

No  Public  Market  for  Common  Stock

There is presently no public market for our common stock. We have applied for trading of our common stock on the over the counter bulletin board upon the effectiveness of this Form 10-SB registration statement. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders  of  Our  Common  Stock

As of the date of this registration statement, we had forty-five (45) registered shareholders.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

       1. we would not be able to pay our debts as they become due in the usual course of business; or

       2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

                                    12 of 31

Recent  Sales  of  Unregistered  Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended December 31, 2002, except as follows:

We completed an offering of 15,000 shares of our common stock at a price of $0.20 per share to a total of fifteen purchasers on March 15, 2002. The total amount received from this offering was $3,000. We completed the offering pursuant to Regulation S of the Securities Act. All sales were made in reliance of Category 3 of Rule 903 of Regulation S on the basis that: (a) each sale was an offshore transaction; (b) no directed selling efforts were made by us in completing any sales; and (c) offering restrictions were implement. These offering restrictions included endorsing all stock certificates representing the purchased shares with the legend required by Rule 905 of Regulation S. Each purchaser was a person previously known to Mr. Jack Morgan, our sole executive officer and director, who satisfied the requirements of the exemption from the prospectus requirements of the British Columbia Securities Act for sales by private issuers. The private issuer exemption under the British Columbia Securities Act enables private issuers to sell to persons who do not require the benefit of a prospectus by virtue of their degree of sophistication, their financial resources or their relationship with the a director or officer of the issuer. Each purchaser: (a) certified to us that purchaser is not a U.S. person as defined in Regulation S; (b) agreed to resell the purchased shares only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; (c) agreed not to engage in hedging transactions with regard to the shares unless in compliance with the Act; and (d) agreed that we were required to refuse to register any transfer of the shares not in compliance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. We did not engage in a distribution of this offering in Canada. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining financing for the development and marketing of our web site:

       (1) We plan to undertake an advertising and marketing campaign as the initial development of our web site is complete. These marketing activities will include telemarketing of our web site using a telemarketing service that we have engaged. We anticipate that the cost of these marketing expenses will be approximately $10,000.

       (2) We anticipate spending approximately $22,000 on ongoing operating and administrative expenses. We anticipate that our monthly operating costs of our Web site will be approximately $500 per month. We also anticipate spending approximately $500 per month on maintaining the accuracy of the immigration information on our web site. In addition, we anticipate spending approximately $10,000 on legal and accounting professional fees that we incur in filing a registration statement under the Securities Exchange Act of 1934 and complying with ongoing reporting obligations under the Securities Exchange Act of 1934.

We therefore anticipate that we will be spending approximately $32,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $16,000 will be spent on our plan of operations in the next six months. Our cash position was $43,128 as of December 31, 2002.



                                    13 of 31

Results  Of  Operations

We did not earn any revenues during the year ended December 31, 2002 or the year ended December 31, 2001. We do not anticipate earning revenues until such time as the development of our web site is completed and we commence sales of advertising. We are presently in the development stage and we can provide no assurance that we will be successful in completing development of our web site or earning revenues from our web site once development is complete.

We incurred operating expenses in the amount of $24,818 for the year ended December 31, 2002, compared to operating expenses in the amount of $205 for the year ended December 31, 2001. We incurred web site development expenses in the amount of $1,750 during the year ended December 31, 2002 as we re-commenced development of our web site in 2002. We anticipate that web site development expenses will decrease during 2003, while marketing and sales expenses will increase as we target advertisers who will pay for advertising on our web site. Operating expenses incurred during the year ended December 31, 2002 included professional fees in the amount of $21,120 in connection with our preparation of a registration statement for filing with the Securities and Exchange Commission and raising additional proceeds to fund our business. We anticipate that our professional expenses will decrease in 2003.

We incurred a loss of $24,818 for the year ended December 31, 2002 and a loss of $205 for the year ended December 31, 2001. Our net losses were attributable entirely to our operating expenses.

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

Financial  Condition  and  Liquidity

We had cash of $43,128 as of December 31, 2002, compared to cash of $64,643 as of December 31, 2001. We had working capital of $42,685 as of December 31, 2002, compared to working capital of $64,503 as of December 31, 2001.

As discussed above under Plan of Operations, we anticipate that we will be spending approximately $32,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $16,000 will be spent on our plan of operations in the next six months.

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


                                    14 of 31

ITEM 7.     FINANCIAL STATEMENTS.

Index  to  Financial  Statements:

1.     Auditors'  Report;

2. Audited Financial Statements for the year ended December 31, 2002, including:

       a.     Balance  Sheets  as  at  December  31,  2002  and  2001;

       b. Statements of Loss and Deficit for the years ended December 31, 2002 and 2001;

       c. Statements of Cash Flows for the years ended December 31, 2002 and 2001;

       d. Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001;

       e.     Notes  to  Financial  Statements.





                                    15 of 31

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)







                                    16 of 31

                                                         Morgan
                                                         &
                                                         Company
                                                         Chartered Accountants



                                AUDITORS' REPORT




To  the  Shareholders  and  Directors
Cellway  Ventures  Inc.
(A  Development  Stage  Company)


We have audited the balance sheets of Cellway Ventures Inc. (a development stage company) as at December 31, 2002 and 2001, and the statements of loss and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years ended December 31, 2002 and 2001, and for the period from August 17, 1999 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from August 17, 1999 (date of inception) to December 31, 2002 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $35,315 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Vancouver, B.C.                                        /s/ Morgan & Company

March  4,  2003                                        Chartered  Accountants


Tel: (604) 687-5841             Member of          P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075                ACPA       Suite 1488-700 West Georgia Street
www.morgan-cas.com             International               Vancouver, BC V7Y 1A1


                                    17 of 31

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)



------------------------------------------------------


                                      DECEMBER  31
                                    2002       2001
------------------------------------------------------

ASSETS

Current
  Cash                           $ 43,128   $ 64,643
======================================================
LIABILITIES

Current
  Accounts payable               $    443   $    140
                                 ---------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
   100,000,000 common shares,
    par value with $0.001 per share

  Issued and outstanding:
   10,115,000 common shares
    at December 31, 2002 and
   10,100,000 common shares
    at December 31, 2001           10,115     10,100

Additional paid-in capital         67,885     64,900

Deficit Accumulated During
The Development Stage             (35,315)   (10,497)
                                 ---------------------

                                   42,685     64,503
                                 ---------------------
                                 $ 43,128   $ 64,643
======================================================





                                    18 of 31

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                         STATEMENTS OF LOSS AND DEFICIT
                            (Stated in U.S. Dollars)



-------------------------------------------------------------------
                                                         INCEPTION
                                                         AUGUST 17
                                      YEARS ENDED         1999 TO
                                      DECEMBER 31       DECEMBER 31
                                   2002         2001      2002
-------------------------------------------------------------------

Expenses
  Domain registration         $         -  $         -  $   140
  Transfer agent                    1,285            -    1,285
  Professional fees                21,120          205   27,876
  Office and sundry                   663            -    1,264
  Website development               1,750            -    4,750
                              ----------------------------------
Net Loss For The Year              24,818          205  $35,315
                                                        ========
Deficit Accumulated During
 The Development Stage,
 Beginning Of Year                 10,497       10,292
                              -------------------------
Deficit Accumulated During
 The Development Stage,
 End Of Year                  $    35,315  $    10,497
=======================================================
Net Loss Per Share,
 Basic and diluted            $      0.01  $      0.01
=======================================================
Weighted Average Number
 Of Shares Outstanding         10,111,875   10,100,000
=======================================================




                                    19 of 31

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)




---------------------------------------------------------------
                                                     INCEPTION
                                                     AUGUST 17
                                    YEARS ENDED       1999 TO
                                    DECEMBER 31     DECEMBER 31
                                  2002       2001      2002
---------------------------------------------------------------

Cash Flows From
 Operating Activity
  Net loss for the year       $(24,818)  $  (205)  $(35,315)

Adjustments To Reconcile
 Net Loss To Net Cash Used
 By Operating Activity
  Change in accounts payable       303         -        443
                              ------------------------------

                               (24,515)     (205)   (34,872)
                              ------------------------------

Cash Flows From
 Financing Activity
  Share capital                  3,000         -     78,000
                              ------------------------------

Increase In Cash               (21,515)     (205)    43,128

Cash, Beginning Of Year         64,643    64,848          -
                              ------------------------------

Cash, End Of Year             $ 43,128   $64,643   $ 43,128
============================================================




                                    20 of 31

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                DECEMBER 31, 2002
                            (Stated in U.S. Dollars)


                          ---------------------------------------------------
                                   COMMON STOCK
                          -------------------------------
                                               ADDITIONAL
                                               PAID-IN
                            SHARES    AMOUNT   CAPITAL    DEFICIT     TOTAL
                          ---------------------------------------------------
Shares issued for
 cash at $0.001            5,000,000  $ 5,000  $      -  $      -   $  5,000

Shares issued for
 cash at $0.01             5,000,000    5,000    45,000         -     50,000

Net loss for the period            -        -         -    (2,116)    (2,116)
                          ---------------------------------------------------

Balance,
 December 31, 1999        10,000,000   10,000    45,000    (2,116)    52,884

Shares issued for
 cash at $0.20               100,000      100    19,900         -     20,000

Net loss for the year              -        -         -    (8,176)    (8,176)
                          ---------------------------------------------------

Balance,
 December 31, 2000        10,100,000   10,100    64,900   (10,292)    64,708

Net loss for the year              -        -         -      (205)      (205)
                          ---------------------------------------------------

Balance,
 December 31, 2001        10,100,000   10,100    64,900   (10,497)    64,503

Shares issued for
 cash at $0.20                15,000       15     2,985         -      3,000

Net loss for
 the year                          -        -         -   (24,818)   (24,818)
                          ---------------------------------------------------

Balance,
 December 31, 2002        10,115,000  $10,115  $ 67,885  $(35,315)  $ 42,685
                          ===================================================



                                    21 of 31

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)




1.     NATURE  OF  OPERATIONS

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

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

c)     Going  Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.


                                    22 of 31

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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


                                    23 of 31

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

g)     Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.



                                    24 of 31

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of March 24, 2003 are as follows:

Directors:
Name of Director       Age
------------------     ---
Jack Morgan            66

Officers:

Name of Officer        Age     Office Held
-----------------              -----------
Jack Morgan            66      President, Secretary and Treasurer

Set forth below is a brief description of the background and business experience of Mr. Morgan, our sole director and executive officer, for the past five years:

Jack Morgan has been our sole officer and director since inception on August 17, 1999. Mr. Morgan has been a commercial fisherman since 1986 and an ironworker since 1960. Mr. Morgan has worked as a maintenance engineer with the British Columbia Buildings Commission since 1986.

Compliance  With  Section  16(A)  Of  The  Securities  Exchange  Act

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2002 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:


--------------------------------------------------------------------------------
                                 Number      Transactions     Known Failures
                                 Of Late     Not Timely       To File a Required
Name and Principal Position      Reports     Reported         Form
--------------------------------------------------------------------------------
Jack Morgan, Director,           One         None             None
President Secretary and
Treasurer

--------------------------------------------------------------------------------


                                     25 of 31

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to Mr. Jack Morgan, our sole officer and director for the past three fiscal years. No other compensation was paid to Mr. Morgan other than the compensation set forth below.


--------------------------------------------------------------------------------
                           Summary Compensation Table
--------------------------------------------------------------------------------
                         Annual Compensation      Long Term Compensation
                    ----------------------------  ------------------------
                                            Other                           All
                                           Annual    AWARDS       PAYOUTS  Other
                                            Com-  ------------------------  Com-
                                            pen-  Restricted                pen-
                                            sa-   Stock   Options/  LTIP    sa-
Name     Title      Year    Salary  Bonus   tion  Awarded SARs*(#)payouts($)tion
----     -----     ------   ------  -----  ------ ------- ------- --------- ----
Jack     Director   2002       $0      0      0       0       0       0       0
Morgan   and        2001       $0      0      0       0       0       0       0
         President, 2002       $0      0      0       0       0       0       0
         Secretary
         and Treasurer
--------------------------------------------------------------------------------

Stock  Option  Grants

We did not grant any stock options to the directors or executive officers during our most recent fiscal year ended December 31, 2002. We have also not granted any stock options to the directors or executive officers since December 31, 2002.

Exercises  Of  Stock  Options  And  Year-End  Option  Values

No stock options were exercised by our officers, directors or employees during the fiscal year ended December 31, 2002. No stock options have been executed since December 31, 2002.

Outstanding  Stock  Options

We  do  not  have  any  stock  options  outstanding.

Management  Agreement

We presently are not a party to any management or other compensation agreement with Mr. Jack Morgan, our sole executive officer and sole director.


                                     26 of 31

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 24, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

-------------------------------------------------------------------------------
                                        Number of
                  Name  and  address    Shares of             Percentage of
Title of class    of beneficial owner   Common Stock          Common Stock(1)
-------------------------------------------------------------------------------
Common Stock      Jack Morgan           5,000,000 Shares          49.5%
                  President, Secretary
                  and Treasurer
                  Director
                  Box 55, Station A
                  Nanaimo, BC
                  Canada  V9R 5K4
-------------------------------------------------------------------------------
Common Stock      All Officers and      5,000,000 Shares          49.5%
                  Directors as a Group
                 (1 person)
-------------------------------------------------------------------------------

(1) Based on 10,115,000 shares of our common stock issued and outstanding as of March 24, 2003.
-------------------------------------------------------------------------------


Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

Change  In  Control

We are not aware of any arrangement that might result in a change in control of our company in the future.



                                      27 of 31

ITEM 12.     CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)  any  director  or  officer;

(B)  any  proposed  nominee  for  election  as  a  director;

(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Mr. Jack Morgan, our sole director and our president, secretary and treasurer, acquired 5,000,000 shares of our common stock on August 17, 1999. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") at a price of $0.001 per share, for total proceeds of $5,000. The 5,000,000 shares of common stock are restricted shares as defined in the Securities Act.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

-------------------------------------------------------------------------------
Exhibit Number      Description of Exhibit
--------------      ------------------------
     3.1            Articles  of  Incorporation  (1)
     3.2            Bylaws,  as  amended  (1)
     4.1            Share  Certificate  (1)
    99.1            Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

-------------------------------------------------------------------------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 10-SB originally filed May 24, 2002, as amended.

(2)  Filed  as  an  exhibit  to  this  Annual  Report  on  Form  10-KSB.
-------------------------------------------------------------------------------


(b)     Reports  on  Form  8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2002.

No  reports  on  Form  8-K  have  been  filed  since  December  31,  2002.


                                      28 of 31

ITEM 14.     CONTROLS AND PROCEDURES.

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


                                    29 of 31

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CELLWAY VENTURES, INC.


By:  /s/ Jack Morgan
     --------------------------------
     Jack Morgan, President and Chief Executive Officer
     Director
     Date:     March 28, 2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Jack  Morgan
     ----------------
     Jack Morgan, President, Secretary and Treasurer
     Chief Executive Officer and Chief Financial Officer
     (Principal Executive Officer and Principal Accounting Officer)
     Director
     Date:     March 28, 2003





                                    30 of 31

                                 CERTIFICATIONS*

I, Jack Morgan, Chief Executive Officer and Chief Financial Officer, certify that;

1. I have reviewed this annual report on Form 10-KSB of Cellway Ventures, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 28, 2003                 /s/ Jack Morgan
                                       -----------------------------------
                                       Chief  Executive  Officer  and
                                       Chief  Financial  Officer
                                       ___________________________________
                                       (Title)



                                    31 of 31