Form 10QSB
period 2003-03-31
CELLWAY VENTURES INC
filed 2003-05-15
CIK 1104502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]     Quarterly  Report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  quarterly  period  ended  MARCH  31,  2003

[__]     Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
Act  of  1934

     For  the  transition  periodto


          Commission  File  Number     000-49833
                                       ---------

                             CELLWAY VENTURES, INC.
--------------------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                                      52-2219285
------                                                   -------------------
(State  or  other  jurisdiction                           (IRS  Employer
of  incorporation  or  organization)                     Identification  No.)



375  NEWCASTLE  AVENUE
NANAIMO,  BRITISH  COLUMBIA,  CANADA                           V9R  5K4
------------------------------------                         -----------
(Address  of  principal  executive  offices)                 (Zip  Code)

Issuer's  telephone  number,  including  area code:          (250) 754-7294
                                                             ---------------

                                      NONE
--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,115,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MAY 9, 2003.


Transitional  Small Business Disclosure Format (check one): Yes  [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS.

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                            MARCH 31              DECEMBER 31
                                              2003                     2002
--------------------------------------------------------------------------------

ASSETS

Current
    Cash                                    $   38,580            $   43,128
================================================================================
LIABILITIES

Current
    Accounts payable                        $      140            $      443
                                           -------------------------------------

SHAREHOLDER'S EQUITY

Share Capital
   Authorized:
     100,000,000 common shares,
     par value with $0.001
     per share

   Issued and outstanding:
     10,115,000 common shares at
     March 31, 2003 and
     December 31, 2002                          10,115                10,115

   Additional paid-in capital                   67,885                67,885

Deficit Accumulated During
The Development Stage                          (39,560)              (35,315)
                                           -------------------------------------

                                                38,440                42,685
                                           -------------------------------------
                                            $   38,580            $   43,128
================================================================================


                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                                 INCEPTION
                                                                   AUGUST 17
                               THREE MONTHS ENDED                    1999 TO
                                    MARCH 31                         MARCH 31
                              2003            2002                     2003
--------------------------------------------------------------------------------

Expenses
   Domain registration        $       110       $        -           $     250
   Transfer agent                      50                -               1,335
   Professional fees                2,806              5,385            30,682
   Office and sundry                1,279                 72             2,543
   Website development                  -                -               4,750
                              --------------------------------------------------

Net Loss For The Period             4,245              5,457          $ 39,560
                                                                      ==========
Deficit Accumulated During
The Development Stage,
Beginning Of Period                35,315               7,497
                                   ---------------------------
Deficit Accumulated During
The Development Stage,
End Of Period                 $    39,560       $      12,954
================================================================================

Net Loss Per Share,
Basic and diluted             $      0.01       $      0.01
================================================================================

Weighted Average Number
Of Shares Outstanding          10,115,000          10,200,000
================================================================================



                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




--------------------------------------------------------------------------------
                                                                    INCEPTION
                                                                    AUGUST 17
                               THREE MONTHS ENDED                    1999 TO
                                    MARCH 31                         MARCH 31
                              2003            2002                     2003
--------------------------------------------------------------------------------


Cash Flows From
Operating Activity
  Net loss for the period     $   (4,245)     $   (5,457)         $   (39,560)

Adjustments To Reconcile
Net Loss To Net Cash Used
By Operating Activity
  Change in
  accounts payable                  (303)              -                  140
                              --------------------------------------------------
                                  (4,548)         (5,457)             (39,420)
                              --------------------------------------------------
Cash Flows From
Financing Activity
  Share capital                        -           3,000               78,000
                              --------------------------------------------------
Increase (Decrease) In Cash       (4,548)         (2,457)              38,580

Cash, Beginning Of Period         43,128          64,643                    -
                              --------------------------------------------------

Cash, End Of Period           $   38,580      $   62,186          $    38,580
================================================================================


                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                    COMMON STOCK
                        ----------------------------------
                                                  ADDITIONAL
                                                   PAID-IN
                        SHARES        AMOUNT       CAPITAL           DEFICIT         TOTAL
-------------------------------------------------------------------------------------------------
Shares issued for
cash at $0.001         5,000,000       $  5,000    $      -           $    -          $   5,000
Shares issued for
cash at $0.01          5,000,000          5,000         45,000             -             50,000
Net loss for
the period                    -              -            -              (2,116)         (2,116)
-------------------------------------------------------------------------------------------------

Balance,
December 31, 1999     10,000,000         10,000         45,000           (2,116)         52,884

Shares issued for
cash at $0.20            100,000            100         19,900             -             20,000
Net loss for
the year                      -              -            -              (8,176)         (8,176)
-------------------------------------------------------------------------------------------------


Balance,
December 31, 2000     10,100,000         10,100         64,900          (10,292)         64,708

Net loss for
the year                      -              -            -                (205)           (205)
-------------------------------------------------------------------------------------------------
Balance,
December 31, 2001     10,100,000         10,100         64,900          (10,497)         64,503

Shares issued for
cash at $0.20             15,000             15          2,985             -              3,000
Net loss for
the year                      -              -            -             (24,818)        (24,818)
-------------------------------------------------------------------------------------------------
Balance,
December 31, 2002     10,115,000         10,115         67,885          (35,315)         42,685

Net loss for
the period                     -             -            -              (4,245)         (4,245)
-------------------------------------------------------------------------------------------------
Balance,
March 31, 2003        10,115,000       $ 10,115    $    67,885        $ (39,560)      $  38,440
=================================================================================================


                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS  OF  PRESENTATION

     The unaudited financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.


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

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.   NATURE  OF  OPERATIONS  (Continued)

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

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                              CELLWAY VENTURES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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





ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD-LOOKING  STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Cellway's capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, business development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate",
"predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Cellway files with the SEC, including Cellway's Annual Report on Form 10-KSB for the year ended December 31, 2002. These factors may cause Cellway's actual results to differ materially from any forward-looking statement. Cellway disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

PLAN  OF  OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified:

(1) We plan to undertake an advertising and marketing campaign as the initial development of our web site is complete. These marketing activities will include telemarketing of our web site using a telemarketing service that we have engaged. These advertising and marketing activities commenced in our second quarter of 2003. We anticipate that the cost of these marketing expenses over the next twelve months will be approximately $10,000.

(2) We anticipate spending approximately $22,000 on ongoing operating and administrative expenses. We anticipate that the monthly operating costs of our Web site will be approximately $500 per month. We also anticipate spending approximately $500 per month on maintaining the accuracy of the immigration information on our web site. In addition, we anticipate spending approximately $10,000 on legal and accounting professional fees that we incur in filing a registration statement under the Securities Exchange Act of 1934 and complying with ongoing reporting obligations under the Securities Exchange Act of 1934.

We therefore anticipate that we will be spending approximately $32,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $16,000 will be spent on our plan of operations in the next six months. Our cash position was $38,580 as of March 31, 2003 and we had working capital of $38,440 as of March 31, 2003.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the three months ended March 31, 2003 or the three months ended March 31, 2002. We do not anticipate earning revenues until such time as we are able to achieve sales of advertising for our web site. We have commenced marketing activities to sell advertising for our web site. We anticipate sales of advertising to begin in our second quarter, however there is no assurance that the amount of revenues generated will exceed our costs during our second quarter. We continue to be in our development stage and we can provide no assurance that we will be able to earn sufficient revenues from our web site to achieve profitability.

We incurred operating expenses in the amount of $4,245 for the three months ended March 31, 2003, compared to operating expenses in the amount of $5,457 for the three months ended March 31, 2002. The decrease in our operating expenses resulted from a decrease in professional fees to $2,806 for the three months ended March 31, 2003 from $5,385 for the three months ended March 31, 2002. The decrease is reflective of the fact that we were engaged in the preparation and filing of a registration statement with the Securities and Exchange Commission under the Securities Exchange Act of 1934 during the first quarter of 2002. This registration statement has been completed. Ongoing professional fees represent legal and accounting fees in connection with our reporting obligations under the Securities Exchange Act of 1934. Our office and sundry expenses increased to $1,279 for the three months ended March 31, 2003 from $72 for the three months ended March 31, 2002. Office and sundry expenses were comprised of expenses associated with the operation of our web site and the commencement of marketing activities to attract advertising revenues for our web site. We did not incur any web site development expenses during the three months ended March 31, 2003 as our web site is now operational.

We incurred a loss of $4,245 for the three months ended March 31, 2003 and a loss of $5,457 for the three months ended March 31, 2002. Our net losses were attributable entirely to our operating expenses.

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

FINANCIAL  CONDITION  AND  LIQUIDITY

We had cash of $38,580 as of March 31, 2003, compared to cash of $43,128 as of December 31, 2002. We had working capital of $38,440 as of March 31, 2003, compared to working capital of $42,685 as of March 31, 2002. Our accounts payable decreased to $140 as of March 31, 2003 from $443 as of December 31, 2002.

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


ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended March 31, 2003.


ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.


ITEM 5.  OTHER  INFORMATION.

None.


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


EXHIBIT NUMBER                              DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
    99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of  2002  (1)
--------------------------------------------------------------------------------

     (1)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003 and we have not filed any Current Reports on Form 8-K since March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                             CELLWAY  VENTURES,  INC.
Date:     MAY  12,  2003


                                             By:    /s/  JACK  MORGAN
                                                    -------------------
                                                    JACK  MORGAN
                                                    PRESIDENT,
                                                    CHIEF  EXECUTIVE  OFFICER,
                                                    CHIEF  FINANCIAL  OFFICER
                                                    AND  DIRECTOR

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




Date:   May  12,  2003                /s/  JACK  MORGAN
                                     ----------------------------------------
                                     (Signature)


                                     PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER
                                     TREASURER  AND  CHIEF  FINANCIAL  OFFICER
                                     -----------------------------------------
                                     (Title)