Form 10QSB
period 2003-06-30
CELLWAY VENTURES INC
filed 2003-08-14
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission File Number 000-49833

CELLWAY VENTURES, INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	52-2219285
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

375 Newcastle Avenue
Nanaimo, British Columbia, Canada	V9R 5K4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (250) 754-7294

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,115,000 Shares of $0.001 par value Common Stock outstanding as of August 13, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CELLWAY VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

CELLWAY VENTURES INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$30,772	$43,128
Accounts receivable	233	-
Prepaid expenses	981	-

	$31,986	$43,128

LIABILITIES

Current
Accounts payable	$702	$443

SHAREHOLDER’S EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001 per
share

Issued and outstanding:
10,115,000 common shares at June 30, 2003 and
December 31, 2002	10,115	10,115

Additional paid-in capital	67,885	67,885

Deficit Accumulated During The Development Stage	(46,716)	(35,315)

	31,284	42,685

	$31,986	$43,128

CELLWAY VENTURES INC.
(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT
 (Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Income
Advertising	$694	$-	$694	$-	$694

Expenses
Domain registration	-	-	110	-	250
Consulting fees	2,147	-	2,147	-	2,147
Transfer fees	-	1,210	50	1,210	1,335
Professional fees	4,566	8,272	7,372	13,657	35,248
Office and sundry	1,137	-	2,416	72	3,680
Website development	-	1,810	-	1,810	4,750

	7,850	11,292	12,095	16,749	47,410

Net Loss For The Period	7,156	11,292	11,401	16,749	$46,716

Deficit Accumulated During
The Development Stage,
Beginning Of Period	39,560	15,954	35,315	10,497

Deficit Accumulated During
The Development Stage,
End Of Period	$46,716	$27,246	$46,716	$27,246

Net Loss Per Share, Basic
and diluted	$0.01	$0.01	$0.01	$0.01

Weighted Average Number
Of Shares Outstanding	10,115,000	10,102,500	10,115,000	10,102,500

CELLWAY VENTURES INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(7,156)	$(11,292)	$(11,401)	$(16,749)	$(46,716)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Change in accounts receivable	(233)	-	(233)	-	(233)
Change in prepaid expenses	(981)	-	(981)	-	(981)
Change in accounts payable	562	3,382	259	3,382	702

	(7,808)	(7,910)	(12,356)	(13,367)	(47,228)

Cash Flows From Financing Activity
Share capital	-	-	-	3,000	78,000

Increase In Cash	(7,808)	(7,910)	(12,356)	(10,367)	30,772

Cash, Beginning Of Period	38,580	62,186	43,128	64,643	-

Cash, End Of Period	$30,772	$54,276	$30,772	$54,276	$30,772

CELLWAY VENTURES INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $ 0.001	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $ 0.01	5,000,000	5,000	45,000	-	50,000
Net loss for the period	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999	10,000,000	10,000	45,000	(2,116)	52,884

Shares issued for cash at $ 0.20	100,000	100	19,900	-	20,000
Net loss for the year	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000	10,100,000	10,100	64,900	(10,292)	64,708

Net loss for the year	-	-	-	(205)	(205)

Balance, December 31, 2001	10,100,000	10,100	64,900	(10,497)	64,503

Shares issued for cash at $ 0.20	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(24,818)	(24,818)

Balance, December 31, 2002	10,115,000	10,115	67,885	(35,315)	42,685

Net loss for the period	-	-	-	(11,401)	(11,401)

Balance, June 30, 2003	10,115,000	$10,115	$67,885	$(46,716)	$31,284

CELLWAY VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

	a)	Organization The Company was incorporated in the State of Nevada, U.S.A. on August 17, 1999.

b)

Development Stage Activities

The Company plans to launch a free information Website to assist and attract people wanting information on immigration to Canada. The Company plans to use the Website to earn income from companies who are prepared to pay to have Web advertising in the form of a button or banners on the Website selling their products or services. The Company plans to solicit advertisers who are targeting sales of their products and services at people using the Company’s website.

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

CELLWAY VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (Continued)

c)

Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Development Stage Company

The Company is a developed stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

CELLWAY VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)

Software Development Costs

Software development costs prior to the application development stage are expensed as incurred. Once the application stage is reached, costs of design, configuration, coding, installation and testing of the Company’s website will be capitalized. Upon implementation of the website, the asset will be amortized to expense over its estimated useful life of three years using the straight line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

e)

Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

f)

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are converted to U.S. dollars at the rate of exchange prevailing at the time of the transactions. Exchange gains and losses arising from the remeasurement of foreign currency-denominated assets and liabilities are included in income in the period in which they occur.

	g)	Revenue Recognition The Company earns revenue by selling advertising space on its website. Revenue is recognized over the term of the advertising contract.

CELLWAY VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Cellway's capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, business development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Cellway files with the SEC, including Cellway’s Annual Report on Form 10-KSB for the year ended December 31, 2002. These factors may cause Cellway's actual results to differ materially from any forward-looking statement. Cellway disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We have developed and currently market a free immigration information service on the Internet from our www.canadiancitizenship.com web site. We have designed our web site to provide information on the process of immigrating to Canada from foreign countries. Our target users are persons who are citizens of foreign countries seeking to work in or immigrate to Canada. Our objective is to become a leading web site for information on the process of immigrating into Canada.

Our web site is currently operational and we have initiated a marketing and sales effort to earn revenues from our web site operations. We commenced earning revenues from advertising on our web site during our second quarter ended June 30, 2003. We plan to continue earning revenues from sales of advertising as a result of our planned marketing and sales activities. We plan to continue to solicit and sell advertising to advertisers whose target market includes persons who are interested in immigrating to Canada. While our web site is operational, we plan to continue development work in order to enhance the features and content offered on our web site. In view of these factors and the fact that our operating expenses significantly exceed our revenues, our business operations are in a start-up phase.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified:

(1)
We initiated our plan to continue our advertising and marketing campaign as the initial development of our web site is complete. These marketing activities will include telemarketing of our web site using a telemarketing service that we have engaged. These advertising and marketing activities commenced in our second quarter of 2003. We anticipate that the cost of these marketing expenses over the next twelve months will be approximately $10,000.

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

We therefore anticipate that we will be spending approximately $32,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $16,000 will be spent on our plan of operations in the next six months. Our cash position was $30,772 as of June 30, 2003 and we had working capital of $31,284 as of June 30, 2003.

Results Of Operations

We commenced earning revenues from sales of advertising on our web site during our second quarter ended June 30, 2003. We earned revenues of $694 during the three months ended June 30, 2003. We commenced marketing activities to sell advertising for our web site during our second quarter and we intend to continue these efforts to achieve additional sales of advertising for our web site. The amount of revenues generated did not exceed our costs during the second quarter and there is no assurance that the amount of future revenues generated will exceed our future costs. As a consequence, we continue to be in our development stage and we can provide no assurance that we will be able to earn sufficient revenues from our web site to achieve profitability.

We incurred operating expenses in the amount of $12,095 for the six months ended June 30, 2003, compared to operating expenses in the amount of $16,749 for the six months ended June 30, 2002. We incurred operating expenses of $7,850 for the three months ended June 30, 2003, compared to operating expenses in the amount of $11,292 for the three months ended June 30, 2002. The decreases in our operating expenses resulted from primarily from decreases to our professional fees. Our professional fees were $7,372 for the six months ended June 30, 2003, compared to $13,657 for the six months ended June 30, 2002, and $4,566 for the three months ended June 30, 2003, compared to $8,272 for the three months ended June 30, 2002. The decrease is reflective of the fact that we were engaged in the preparation and filing of a registration statement with the Securities and Exchange Commission under the Securities Exchange Act of 1934 during the first half of 2002. This registration statement has been completed. Ongoing professional fees represent legal and accounting fees in connection with our reporting obligations under the Securities Exchange Act of 1934. Our office and sundry expenses increased to $2,416 for the six months ended June 30, 2003, compared to $72 for the six months ended June 30, 2002, and to $1,137 for the three months ended June 30, 2003, compared to nil for the three months ended June 30, 2002. Office and sundry expenses were comprised of expenses associated with the operation of our web site and the commencement of marketing activities to attract advertising revenues for our web site. Increased office and sundry expenses are reflective of our current advertising and marketing operations. We did not incur any web site development expenses during the six months ended June 30, 2003 as our web site is now operational.

We incurred a loss of $11,401 for the six months ended June 30, 2003, compared to a loss of $16,749 for the six months ended June 30, 2002. We incurred a loss of $7,156 for the three months ended June 30, 2003, compared to a loss of $11,292 for the three months ended June 30, 2002. Our reduced losses were attributable to our reduced operating expenses and to our achieving revenues during our second quarter.

We anticipate continuing operating losses in the foreseeable future. We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues that will exceed our costs. Our future financial results are also uncertain due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

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

Financial Condition and Liquidity

We had cash of $30,772 as of June 30, 2003, compared to cash of $43,128 as of December 31, 2002. We had working capital of $31,284 as of June 30, 2003, compared to working capital of $42,685 as of December 31, 2002. Our accounts payable increased to $702 as of June 30, 2003 from $443 as of December 31, 2002.

As discussed above under Plan of Operations, we anticipate that we will be spending approximately $32,000 over the next twelve-month period pursuing this our plan of operations. Of these anticipated expenditures, we anticipate that $16,000 will be spent on our plan of operations in the next six months. We anticipate that our current working capital together with revenues from operations will be sufficient to cover our anticipated expenses over the next twelve months. We anticipate that we may require additional financing in order to pursue our business plan if: (a) the costs of implementing our business plan are greater than anticipated; or (b) we are unsuccessful in earning increased revenues in order to sustain continued operations. We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jack Morgan. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended June 30, 2003.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003 and we have not filed any Current Reports on Form 8-K since June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

CELLWAY VENTURES, INC.
Date: August 13, 2003

	By:	/s/ Jack Morgan

JACK MORGAN
PRESIDENT, CHIEF EXECUTIVE
OFFICER, CHIEF FINANCIAL OFFICER
AND DIRECTOR