Form 10QSB
period 2003-09-30
CELLWAY VENTURES INC
filed 2003-11-14
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ___________ to ___________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,115,000 Shares of $0.001 par value Common Stock outstanding as of
November 10, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

CELLWAY VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

CELLWAY VENTURES INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$27,068	$43,128
Accounts receivable	233	-
Prepaid expenses	101	-
	$27,402	$43,128

LIABILITIES

Current
Accounts payable	$1,115	$443

SHAREHOLDER’S EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value with $ 0.001
per share

Issued and outstanding:
10,115,000 common shares at September 30, 2003
and December 31, 2002	10,115	10,115

Additional paid-in capital	67,885	67,885

Deficit Accumulated During The Development Stage	(51,713)	(35,315)
	26,287	42,685
	$27,402	$43,128

CELLWAY VENTURES INC.
(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Income
Advertising	$-	$-	$694	$-	$694

Expenses
Domain registration	-	-	110	-	250
Consulting fees	-	-	2,147	-	2,147
Transfer fees	-	-	50	1,210	1,335
Professional fees	1,173	3,012	8,545	16,669	36,421
Office and sundry	3,824	-	6,240	72	7,504
Website development	-	44	-	1,854	4,750
	4,997	3,056	17,092	19,805	52,407

Net Loss For The Period	4,997	3,056	16,398	19,805	$51,713

Deficit Accumulated
During The
Development Stage,
Beginning Of Period	46,716	27,246	35,315	10,497

Deficit Accumulated
During The
Development Stage,
End Of Period	$51,713	$30,302	$51,713	$30,302

Net Loss Per Share, Basic
and diluted	$0.01	$0.01	$0.01	$0.01

Weighted Average
Number Of Shares
Outstanding	10,115,000	10,115,000	10,115,000	10,110,934

CELLWAY VENTURES INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(4,997)	$(3,056)	$(16,398)	$(19,805)	$(51,713)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Change in accounts receivable	-	-	(233)	-	(233)
Change in prepaid expenses	880	-	(101)	-	(101)
Change in accounts payable	413	(559)	672	2,823	1,115
	(3,704)	(3,615)	(16,060)	(16,982)	(50,932)

Cash Flows From Financing Activity
Share capital	-	-	-	3,000	78,000

Increase In Cash	(3,704)	(3,615)	(16,060)	(13,982)	27,068

Cash, Beginning Of Period	30,772	54,276	43,128	64,643	-

Cash, End Of Period	$27,068	$50,661	$27,068	$50,661	$27,068

CELLWAY VENTURES INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $ 0.001	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $ 0.01	5,000,000	5,000	45,000	-	50,000
Net loss for the period	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999	10,000,000	10,000	45,000	(2,116)	52,884

Shares issued for cash at $ 0.20	100,000	100	19,900	-	20,000
Net loss for the year	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000	10,100,000	10,100	64,900	(10,292)	64,708

Net loss for the year	-	-	-	(205)	(205)

Balance, December 31, 2001	10,100,000	10,100	64,900	(10,497)	64,503

Shares issued for cash at $ 0.20	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(24,818)	(24,818)

Balance, December 31, 2002	10,115,000	10,115	67,885	(35,315)	42,685

Net loss for the period	-	-	-	(16,398)	(16,398)

Balance, September 30, 2003	10,115,000	$10,115	$67,885	$(51,713)	$26,287

CELLWAY VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

CELLWAY VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
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

CELLWAY VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
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

CELLWAY VENTURES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Our web site is currently operational and we have initiated a marketing and sales effort to earn revenues from our web site operations. We commenced earning revenues from advertising on our web site during our second quarter ended June 30, 2003. However, we did not earn any revenues during our third quarter ended September 30, 2003. We plan to re-evaluate our marketing and sales activities due to the lack of success with our current telemarketing program. We plan to continue to solicit and sell advertising to advertisers whose target market includes persons who are interested in immigrating to Canada. While our web site is operational, we plan to continue development work in order to enhance the features and content offered on our web site. In view of these factors and the fact that our operating expenses significantly exceed our revenues, our business operations are in a start-up phase.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified:

(1)
We have initiated our advertising and marketing campaign as the initial development of our web site is complete. These marketing activities have included telemarketing of our web site using a telemarketing service that we have engaged. These advertising and marketing activities commenced in our second quarter of 2003. We had limited success with the initial telemarketing service that we engaged in the second quarter. We are currently evaluating whether to hire a new telemarketing service or to pursue alternate means of marketing our advertising and marketing our services. We anticipate that the cost of these marketing expenses over the next twelve months will be approximately $10,000.

(2)
We anticipate spending approximately $22,000 on ongoing operating and administrative expenses. We anticipate that the monthly operating costs of our web site will be approximately $500 per month. We also anticipate spending approximately $500 per month on maintaining the accuracy of the immigration information on our web site. In addition, we anticipate spending approximately $10,000 on legal and accounting professional fees that we incur in filing a registration statement under the 3

Securities Exchange Act of 1934 and complying with ongoing reporting obligations under the Securities Exchange Act of 1934.

We therefore anticipate that we will be spending approximately $32,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $16,000 will be spent on our plan of operations in the next nine months. Our cash position was $27,068 as of September 30, 2003 and we had working capital of $26,287 as of September 30, 2003.

Results Of Operations

We commenced earning revenues from sales of advertising on our web site during our second quarter ended June 30, 2003. However, we did not earn any revenues during our third quarter ended September 30, 2003. We earned revenues of $694 during the nine months ended September 30, 2003. We commenced marketing activities to sell advertising for our web site during our second quarter and we intend to continue these efforts to achieve additional sales of advertising for our web site. The amount of revenues generated did not exceed our costs during the first nine months of 2003 and there is no assurance that the amount of future revenues generated will exceed our future costs. As a consequence, we continue to be in our development stage and we can provide no assurance that we will be able to earn sufficient revenues from our web site to achieve profitability.

We incurred operating expenses in the amount of $17,092 for the nine months ended September 30, 2003, compared to operating expenses in the amount of $19,805 for the nine months ended September 30, 2002. We incurred operating expenses of $4,997 for the three months ended September 30, 2003, compared to operating expenses in the amount of $3,056 for the three months ended September 30, 2002. The decreases in our operating expenses resulted from primarily from decreases to our professional fees. Our professional fees were $8,545 for the nine months ended September 30, 2003, compared to $16,669 for the nine months ended September 30, 2002, and $1,173 for the three months ended September 30, 2003, compared to $3,012 for the three months ended September 30, 2002. The decrease is reflective of the fact that we were engaged in the preparation and filing of a registration statement with the Securities and Exchange Commission under the Securities Exchange Act of 1934 during 2002. This registration statement has been completed. Ongoing professional fees represent legal and accounting fees in connection with our reporting obligations under the Securities Exchange Act of 1934. Our office and sundry expenses increased to $6,240 for the nine months ended September 30, 2003, compared to $72 for the nine months ended September 30, 2002, and to $3,824 for the three months ended September 30, 2003, compared to $nil for the three months ended September 30, 2002. Office and sundry expenses were comprised of expenses associated with the operation of our web site and the commencement of marketing activities to attract advertising revenues for our web site. Increased office and sundry expenses are reflective of our current advertising and marketing operations. We did not incur any web site development expenses during the nine months ended September 30, 2003 as our web site is now operational.

We incurred a loss of $16,398 for the nine months ended September 30, 2003, compared to a loss of $19,805 for the nine months ended September 30, 2002. We incurred a loss of $4,997 for the three months ended September 30, 2003, compared to a loss of $3,056 for the three months ended September 30, 2002. Our reduced losses were attributable to our reduced operating expenses and to our achieving revenues during our second quarter.

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

Financial Condition and Liquidity

We had cash of $27,068 as of September 30, 2003, compared to cash of $43,128 as of December 31, 2002. We had working capital of $26,287 as of September 30, 2003, compared to working capital of $42,685 as of December 31, 2002. Our accounts payable increased to $1,115 as of September 30, 2003 from $443 as of December 31, 2002.

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

ITEM 3.           CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jack Morgan. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended September 30, 2003.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB originally filed May 24, 2002, as amended.
(2)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2003 and we have not filed any Current Reports on Form 8-K since September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

CELLWAY VENTURES, INC.
Date: November 13, 2003

	By:	/s/ Jack Morgan
JACK MORGAN
PRESIDENT, CHIEF EXECUTIVE
OFFICER, CHIEF FINANCIAL OFFICER
AND DIRECTOR