Form 10KSB
period 2003-12-31
CELLWAY VENTURES INC
filed 2004-04-14
CIK 1104502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]

Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2003

[    ]

Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49833

ACRONGENOMICS, INC.

(Name of small business issuer in its charter)

NEVADA	52-2219285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

(Address of principal executive offices)	(Zip Code)

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

State issuer's revenues for its most recent fiscal year  $1,078

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule12b2Rule 12b-2 of the Exchange Act.) $12,276,000, based on the last sales price of our common stock of $2.40 per share on April 8, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.:  10,115,000 shares of Common Stock.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Our Corporate Organization

We were incorporated on August 17, 1999 under the laws of the State of Nevada. On February 25, 2004, we change the name of our corporation to “Acrongenomics, Inc.”  Our sole promoter from the date of incorporation to February 2, 2004, was Mr. Jack Morgan, our president, secretary and treasurer and our sole director during such time.  On February 2, 2004, Mr. W. Scott Lawler became our president, secretary and sole director.

We reported net losses of $21,576 and $24,818 for the two fiscal years ended December 2003 and 2002 respectively.  We have yet to earn any revenues. We will need additional working capital to be successful in our planned business activity and to complete our plan of operations for the coming year.  Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives.  Accordingly, there is substantial doubt as to our ability to continue as a going concern.  Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2003.

Our Business Development Plan

Acrongenomics Inc.’s corporate mandate is for the investigation and acquisition of companies in the pharmaceutical and biotechnology fields.  This change in February of 2004, in management’s view, will better enhance shareholder value over the near and long term.

The target companies must have products that are at or near the market as well as research capabilities for the development of new products going forward.

The Company, with its new products, will enter into to strategic alliances with established pharmaceutical companies and distribution networks in order to maximize market penetration worldwide.

Early in 2004 the Company announced that it is in discussions with two companies with a view to their acquisition and to date have not finalized the terms of either deal.  These first two targeted companies were uncovered in Greece through an associate of the Company.  Both targets are situated in Athens where through its universities and colleges have a large untapped research and development program. The Company entered into a letter of intent to acquire a Greek patent. This proposed acquisition is subject to the Company’s completion of its due diligence investigation of the patent and execution of a definitive patent acquisition agreement. The due diligence has not yet been completed and the definitive acquisition agreement has not been prepared.

The Company, through its expanding network will continue to look at all opportunities worldwide that fit within its mandate.

Although the Company is entering a highly competitive field, with many competitors that may be better financed for mergers and acquisitions, it believes that with the targeted companies that it is seeking, they can obtain a competitive advantage through control and adaptability.

The Company will only entertain acquisitions that have proprietary, patented or licensed products that will allow sufficient exclusive marketing in order to obtain market share for all its products.  Some or all of the products may require government approvals; therefore the company intends to have a strong liaison committee between the company and the government regulators.

It is the intentions of the Company to acquire target companies with shares of the Company and will only pursue such target companies that will value add to the overall operation of the Company.

The Company has expended no funds to date on any intended target except for due diligence costs associated with the investigation of said target companies.

The Company will hold all government regulations to the highest standards.

The Company expects to initially have 3-5 employees in its early stages and future employees will depend on the acquisitions completed.

Our Plan To Generate Revenues

It is too early in our development to be able to give a plan for generating revenues. As stated above, our plan is to seek and locate merger and acquisition candidates from whom we can build a solid pharmaceutical and biotechnology business. As we more fully develop and implement this plan, we will be able to commence development of a plan for generating revenues. The Company's ability to continue operations is contingent upon its ability to identify a prospective target business.

ITEM 2.

DESCRIPTION OF PROPERTY.

We have no properties and at this time have no agreements to acquire any properties.

We operate from our offices at 1530 9th Ave., S.E., Calgary, Canada. W. Scott Lawler, our sole officer and director, provides space to us on a rent-free basis and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2003.

On February 6, 2004, shareholders holding a majority of the shares of our common stock voted to change the name of the Company to “Acron Genomics Inc.”  Such name change was effected by filing Articles of Amendment with the Secretary of State of Nevada.  No Proxies were solicited in connection with this shareholders vote.  A total of 5,430,000 shares out of a total of 10,115,000 shares issued and outstanding, were voted in favor of this action.  On March 19, 2004, the Company corrected a typographical error associated with the name change and the name of the Company became Acrongenomics Inc.”

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $0.001 per share, is quoted and traded on the Over-the-Counter/Bulletin Board under the symbol "AGNM". The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common shares for each of the periods indicated:

Period	High	Low
2003:
Third Quarter*	$0.51	$0.25
Fourth Quarter	$1.01	$0.35

*Commencing on July 15, 2003.

The above information was obtained from www.yahoo.com. Quotations commenced on the NASD-OTC-BB on July 15, 2003. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  The price of our shares ranged from $0.25 (low) to $2.75 (high) during the period from July 15, 2003 to April 8, 2004.  The closing price of our shares on April 8, 2004 was $2.60.  Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Dividends

We have never paid dividends on our common shares.  There are no restrictions that may limit our ability to pay dividends currently or in the future.  We do not anticipate paying any dividends in the foreseeable future.

Shareholders

As of March 24, 2004 we had approximately 40 shareholders of record.

Recent Sales of Unregistered Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended December 31, 2003, except as follows:

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining financing for the development of our business plan and operations:

(1) To close on one or more of the target companies or operations that we have identified; and

(2) To raise sufficient capital in order to operate target company(ies)

Although it is anticipated that we will utilize our common stock as a means of acquiring these target companies, we do anticipate raising $2,000,000 in order to maintain sufficient working capital for ongoing operations.

We therefore anticipate that we will be spending approximately $2,000,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $1,000,000 will be spent on our plan of operations in the next six months. Our cash position was $23,274 as of December 31, 2003.

Results Of Operations

We earned only $1,078 in revenues during the year ended December 31, 2003 and earned no revenues during the year ended December 31, 2002.  We do not anticipate earning revenues until such time as we close on an acquisition in accordance with our business plan and commence sales.  We are presently in the development stage and we can provide no assurance that we will be successful in completing any acquisitions or earning revenues from any acquisitions.

We incurred operating expenses in the amount of $22,654 for the year ended December 31, 2003, compared to operating expenses in the amount of $24,818 for the year ended December 31, 2002. Operating expenses incurred during the year ended December 31, 2003 included professional fees in the amount of $10,171, paid primarily for legal and auditing services. We anticipate that our professional expenses will increase in 2004 as more personnel are hired to implement our business plan.

We incurred a loss of $22,654 for the year ended December 31, 2003 and a loss of $24,818 for the year ended December 31, 2002.  Our net losses were attributable entirely to our operating expenses.

We anticipate continuing operating losses in the foreseeable future.  We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues.

Financial Condition and Liquidity

We had cash of $ 23,274 as of December 31, 2003, compared to cash of $43,128 as of December 31, 2002.  We had working capital of $21,109 as of December 31, 2003, compared to working capital of $42,685 as of December 31, 2002.

As discussed above under Plan of Operations, we anticipate that we will be spending approximately $2,000,000 over the next twelve-month period pursuing this plan of operations.  Of these anticipated expenditures, we anticipate that $1,000,000 will be spent on our plan of operations in the next six months.

We anticipate that our present cash reserves are sufficient for us to sustain our business operations for only the next two (2) months.  We anticipate that we will require additional financing in the amount of $2,000,000 in order to pursue our business plan.  We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock.  We do not have any arrangement in place for any debt or equity financing.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan.

ITEM 7.

FINANCIAL STATEMENTS.

Index to Financial Statements:

1.

Auditors’ Report;

2.

Audited Financial Statements for the year ended December 31, 2003, including:

a.

Balance Sheets as at December 31, 2003 and 2002;

b.

Statements of Loss and Deficit for the years ended December 31, 2003 and 2002;

c.

Statements of Cash Flows for the years ended December 31, 2003 and 2002;

d.

Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002;

a.

Notes to Financial Statements.

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

MORGAN & COMPANY

CHARTERED ACCOUNTANTS

AUDITORS' REPORT

To the Shareholders and Directors

Acrongenomics, Inc.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

We have audited the balance sheets of Acrongenomics, Inc. (formerly Cellway Ventures Inc.) (a development stage company) as at December 31, 2003 and 2002, and the statements of loss and deficit accumulated during the development stage, cash flows, and stockholders’ equity for the years ended December 31, 2003 and 2002, and for the period from August 17, 1999 (date of inception) to December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, and for the period from August 17, 1999 (date of inception) to December 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $56,891 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1(c).  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.

“Morgan & Company”

March 15, 2004

Chartered Accountants

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$23,274	$43,128
Prepaid expenses	110	-

	$23,384	$43,128

LIABILITIES

Current
Accounts payable	$2,275	$443

SHAREHOLDER’S EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001 per share

Issued and outstanding:
10,115,000 common shares at December 31, 2003 and 2002	10,115	10,115

Additional paid-in capital	67,885	67,885

Deficit Accumulated During The Development Stage	(56,891)	(35,315)
	21,109	42,685

	$23,384	$43,128

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

STATEMENTS OF LOSS AND DEFICIT

(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Income
Advertising	$1,078	$-	$694

Expenses
Domain registration	-	-	140
Transfer agent	75	1,285	1,360
Consulting fees	5,347	-	5,347
Professional fees	10,171	21,120	38,047
Office and sundry	7,061	663	8,325
Website development	-	1,750	4,750
	22,654	24,818	57,969

Net Loss For The Year	21,576	24,818	$57,275

Deficit Accumulated During The Development Stage, Beginning Of Year	35,315	10,497

Deficit Accumulated During The Development Stage, End Of Year	$56,891	$35,315

Net Loss Per Share, Basic and diluted	$0.01	$0.01

Weighted Average Number Of Shares Outstanding	10,115,000	10,111,875

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Cash Flows From Operating Activity
Net loss for the year	$(21,576)	$(24,818)	$(56,891)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activity
Change in accounts payable	1,832	303	2,275
Change in prepaid expenses	(110)	-	(110)
	(19,854)	(24,515)	(54,726)

Cash Flows From Financing Activity
Share capital	-	3,000	78,000

Increase (Decrease) In Cash	(19,854)	(21,515)	23,274

Cash, Beginning Of Year	43,128	64,643	-

Cash, End Of Year	$23,274	$43,128	$23,274

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2003

(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $0.01	5,000,000	5,000	45,000	-	50,000
Net loss for the period	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999	10,000,000	10,000	45,000	(2,116)	52,884

Shares issued for cash at $0.20	100,000	100	19,900	-	20,000
Net loss for the year	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000	10,100,000	10,100	64,900	(10,292)	64,708

Net loss for the year	-	-	-	(205)	(205)

Balance, December 31, 2001	10,100,000	10,100	64,900	(10,497)	64,503

Shares issued for cash at $0.20	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(24,818)	(24,818)

Balance, December 31, 2002	10,115,000	10,115	67,885	(35,315)	42,685

Net loss for the year	-	-	-	(21,576)	(21,576)

Balance, December 31, 2003	10,115,000	$10,115	$67,885	$(56,891)	$21,109

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

1.

NATURE OF OPERATIONS

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

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

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

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

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

h)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

3.

SUBSEQUENT EVENT

SUBSEQUENT TO DECEMBER 31, 2003, THE COMPANY HAS SIGNED A LETTER OF INTENT WITH A GROUP OF EUROPEAN SCIENTISTS TO PURCHASE THE PATENTS AND ALL ASSOCIATED RIGHTS TO THEIR HIGHLY PREDICTIVE, METASTIC CANCER MOLECULAR DIAGNOSTIC TEST PRODUCTS IN CONSIDERATION OF THE ISSUANCE BY THE COMPANY OF 4,000,000 COMMON SHARES.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the last 90 days,  we carried out an evaluation, undertaken by our sole officer and director, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of April 5, 2004 are as follows:

Directors:

Name of Director	Age
W. Scott Lawler, Esq.	42

Officers:

Name of Officer	Age	Office Held
W. Scott Lawler	42	President, Secretary and Treasurer

Set forth below is a brief description of the background and business experience of Mr. Lawler, our sole director and executive officer:

W. Scott Lawler has been our sole officer and director since February 2, 2004.  Mr. Lawler is an attorney and is admitted in the State of California. Mr. Lawler received a Bachelor's Degree in business management in 1984 from Brigham Young University and his Juris Doctorate degree from U.S.C. Law Center in 1988. Mr. Lawler was admitted to the California State Bar in 1988 and the Utah State Bar in 1995. Mr. Lawler has been the principal of Lawler & Associates, specializing in corporate and securities matters, since 1995. Mr. Lawler has been the President and sole shareholder of International Securities Group, Inc., a private consulting company since its inception on May 23, 2000. Mr. Lawler also currently serves as General Counsel and a member of the Board of Directors of FACT Corporation, a public company, and certain of its subsidiaries. From November 1, 1999 to August 7, 2001, Mr. Lawler served as the President of FACT Corporation.

Compliance With Section 16(A) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2003 all such filing requirements applicable to its officers and directors were complied with.

Board and Committees

The members of our Board of Directors are elected annually by our shareholders and hold office until the next annual shareholders meeting or until his successor is duly elected and qualified.  During 2003, the Board of Directors consisted of only one (1) member and therefore no formal meetings of the Board of Directors were held. Our Board of Directors acted during 2003 through written consents of the sole member of the Board of Directors.

The Board of Directors does not at this time have an Audit Committee. The Board of Directors performs the same functions as an audit committee. Since there is only one (1) member of the Board of Directors, it is not feasible at this time to have an audit committee.

Code of Ethics

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company anticipates that it will prepare and adopt such a code of ethics during the second quarter of fiscal year 2004.  Upon completion and adoption, the Company intends to will a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its quarterly report for the period ended March 30, 2004 and will post it on the Company’s website, once such website is established.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to Mr. Jack Morgan, our sole officer and director for the past three fiscal years. No other compensation was paid to Mr. Morgan other than the compensation set forth below.

Summary Compensation Table

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen-sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Jack Morgan	Director and President, Secretary and Treasurer	2003 2002 2001	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stock Option Grants

We did not grant any stock options to the directors or executive officers during our most recent fiscal year ended December 31, 2003.  We have also not granted any stock options to the directors or executive officers since December 31, 2003.

Exercises Of Stock Options And Year-End Option Values

No stock options were exercised by our officers, directors or employees during the fiscal year ended December 31, 2003.  No stock options have been executed since December 31, 2003.

Outstanding Stock Options

We do not have any stock options outstanding.

Management Agreement

We presently are not a party to any management or other compensation agreement with Mr. W. Scott Lawler. Mr. Lawler receives $3,000 per month for serving as the Company’s sole officer and director.  To date, he has been paid $3,000 and is owed $3,000 for such services.  Mr. Lawler also provides legal services to our company and is compensated for such services at the rate of $275 per hour. Mr. Lawler commenced providing such services to our company on or about February 4, 2004. Since that time, Mr. Lawler has been paid a total of $9,151.72 for legal services.

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

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	W. Scott Lawler President, Secretary and Treasurer/Director 1530 9th Avenue, S.E. Calgary, Alberta T2G 0T7	5,000,000 Shares	49.5%
Common Stock	All Officers and Directors as a Group (1 person)	5,000,000 Shares	49.5%

(1)

Based on 10,115,000 shares of our common stock issued and outstanding as of March 24, 2004.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described above under “ITEM 10 – EXECUTIVE COMPENSATION – Management Agreements,” none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

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

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)

Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB originally filed May 24, 2002, as amended.

(a)

Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2003.

On February 2, 2004, we filed a Form 8-K to report that Mr. Lawler replaced Mr. Morgan as our sole officer and director and became our largest shareholder.

ITEM 14.

PRINCIPAL AUDITORS FEES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Morgan & Company for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Morgan & Company in connection with statutory and regulatory filings or engagements were $3,500 for the fiscal year ended 2003 and $3,500 for the fiscal year ended 2002.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2003 and 2002.

Tax Fees

There were no fees for tax related services for the fiscal years ended 2003 and 2002.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Morgan & Company, other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACDRONGENOMICS INC.

By:_/s/ W. SCOTT LAWLER_________________

W. Scott Lawler, President and Chief Executive Officer

Director

Date:

April 14, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:_/s/ W. SCOTT LAWLER_________________

W. Scott Lawler, President, Secretary and Treasurer

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

Director

Date:

April 14, 2004

#