Form 10QSB
period 2004-03-31
ACRONGENOMICS INC
filed 2004-05-12
CIK 1104502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

[__]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                 to

Commission File Number

000-49833

ACRONGENOMICS INC.

(Exact name of small Business Issuer as specified in its charter)

NEVADA

52-2219285

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

1530 9th Avenue, S.E.

Calgary, Alberta, Canada

T2G 0T7

(Address of principal executive offices)

(Zip Code)

Issuer=s telephone number, including area code:

(403) 693-8014

Cellway Ventures Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [__] No

State the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date:  14,115,000 Shares of $0.001 par value Common Stock outstanding as of May 7, 2004.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

2

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

(Unaudited)

(Stated in U.S. Dollars)

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	MARCH 31, 2004	DECEMBER 31, 2003

ASSETS

Current
Cash	$2,475	$23,274
Prepaid expenses	-	110

	$2,475	$23,384

LIABILITIES

Current
Accounts payable	$1,743	$2,275
Due to shareholder	19,679	-
	21,422	2,275

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001 per share

Issued and outstanding:
10,115,000 common shares at March 31, 2004 and December 31, 2003	10,115	10,115

Additional paid-in capital	67,885	67,885

Deficit Accumulated During The Development Stage	(96,947)	(56,891)
	(18,947)	21,109

	$2,475	$23,384

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

STATEMENTS OF LOSS AND DEFICIT

(Unaudited)

(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2004	2003	2004

Income
Advertising	$-	$-	$1,772

Expenses
Domain registration	142	110	282
Transfer agent/dues	3,365	50	4,725
Consulting fees	4,567	-	9,914
Professional fees	19,280	2,806	57,327
Travel	11,959	-	11,959
Bank charges/interest	109	-	109
Office and sundry	634	1,279	9,653
Website development	-	-	4,750
	40,056	4,245	98,719

Net Loss For The Period	40,056	4,245	$96,947

Deficit Accumulated During The Development Stage, Beginning Of Period	56,891	35,315

Deficit Accumulated During The Development Stage, End Of Period	$96,947	$39,560

Net Loss Per Share, Basic and diluted	$0.01	$0.01

Weighted Average Number Of Shares Outstanding	10,115,000	10,115,000

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(40,056)	$(4,245)	$(96,947)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Change in accounts payable	(532)	(303)	1,743
Change in prepaid expenses	110	-	-
	(40,478)	(4,548)	(95,204)

Cash Flows From Financing Activities
Share capital	-	-	78,000
Advances from shareholder	19,679	-	19,679
	19,679	-	97,679

Increase (Decrease) In Cash	(20,799)	(4,548)	2,475

Cash, Beginning Of Period	23,274	43,128	-

Cash, End Of Period	$2,475	$38,580	$2,475

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $0.01	5,000,000	5,000	45,000	-	50,000
Net loss for the period	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999	10,000,000	10,000	45,000	(2,116)	52,884

Shares issued for cash at $0.20	100,000	100	19,900	-	20,000
Net loss for the year	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000	10,100,000	10,100	64,900	(10,292)	64,708

Net loss for the year	-	-	-	(205)	(205)

Balance, December 31, 2001	10,100,000	10,100	64,900	(10,497)	64,503

Shares issued for cash at $0.20	15,000	15	2,985	-	3,000
Net loss for the year	-	-	-	(24,818)	(24,818)

Balance, December 31, 2002	10,115,000	10,115	67,885	(35,315)	42,685

Net loss for the year	-	-	-	(21,576)	(21,576)

Balance, December 31, 2003	10,115,000	10,115	67,885	(56,891)	21,109

Net loss for the period	-	-	-	(40,056)	(40,056)

Balance, March 31, 2004	10,115,000	$10,115	$67,885	$(96,947)	$(18,947)

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or molded pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.

NATURE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, U.S.A. on August 17, 1999.

b)

Development Stage Activities

The Company plans to acquire and commercialize proprietary technology in the bio-medial industry.  It plans to offer these products in Europe, Canada, the U.S. and other countries throughout the world.

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable.  In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales adequate to support its cost structure.

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

3.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.

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

d)

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and amounts due to shareholder.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

e)

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currencies are converted to U.S. dollars at the rate of exchange prevailing at the time of the transactions.  Exchange gains and losses arising from the remeasurement of foreign currency-denominated assets and liabilities are included in income in the period in which they occur.

f)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company has signed an agreement with a European scientist to purchase certain patents and all associated rights to his highly predictive, metastic cancer molecular diagnostic test products in consideration of the issuance by the Company of 4,000,000 common shares.

Also subsequent to March 31, 2004, we received subscriptions in the aggregate amount of $420,000 of an equity financing which the Company anticipates will be in a total amount of $720,000.  In connection with such subscriptions, we will be issuing 420,000 units with each unit consisting of one (1) share of common stock, a purchase warrant to purchase one  (1) additional share of common stock for $1.00 per share and a second purchase warrant to purchase one (1) additional share of common stock for $1.20 per share.  Each warrant has a term of three years.

ITEM 2.

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

We therefore anticipate that we will be spending approximately $2,000,000 over the next twelve-month period pursuing this plan of operations. Of these anticipated expenditures, we anticipate that $1,000,000 will be spent on our plan of operations in the next six months. Our cash position was $2,475 as at March 31, 2004.

On April 16, 2004, we entered into an agreement with Dr. Letheris Georgakopoulos to acquire from him four (4) Greek patents and all associated know-how and intellectual property.  The patents cover highly predictive, metastic cancer molecular diagnostic test products, including one referred to as the EP-CAM Detection Kit™.

Acrongenomics Inc. plans in the next 2-3 months to complete the necessary filings for the CE Markings required for I.V.D (In Vitro Diagnostic) approval for the European Union of the Ep-CAM Detection Kit, and following that the submission of required documentation for FDA approval. The Company is currently in discussions with a number of diagnostic companies with a view of securing strategic alliances for the approval and commercialization of our product(s). Although no alliance has been contractually finalized we anticipate that due to the number of negotiations ongoing we will be able to finalize an alliance or alliances in the very near term. In our negotiations we are looking for a strategic partner to manufacture and market our first product. These negotiations could include the outright sale of our first product, sale of the rights inclusive of a royalty, or a joint venture. The Company is currently reviewing all options available in order to best enhance shareholder value. The market size for our first product is estimated to be in excess of $200 million dollars on an annual worldwide basis.

Results of Operations

We earned no revenues during the quarter year ended March 31, 2004 and earned no revenues during the same period from the previous year.  We do not anticipate earning revenues until such time as we close on an acquisition in accordance with our business plan and commence sales.  We are presently in the development stage and we can provide no assurance that we will be successful in completing any acquisitions or earning revenues from any acquisitions.

We incurred operating expenses in the amount of $40,056 for the quarter ended March 31, 2004, compared to operating expenses in the amount of $4,245 for the same period from the previous year. Operating expenses incurred during the quarter ended March 31, 2004 included professional fees in the amount of $19,280, paid primarily for legal and auditing services, $11,959 for travel, paid primarily for travel to Europe in connection with the acquisition described above and consulting fees of $4,567 paid for services of consultants that assisted in the acquisition.  We anticipate that our professional expenses will increase in 2004 as more personnel are hired to implement our business plan.

We incurred a loss of $40,056 for the quarter ended March 31, 2004 and a loss of $4,245 for the same period from the previous year. Our net losses were attributable entirely to our operating expenses.

We anticipate continuing operating losses in the foreseeable future.  We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues.

Financial Condition and Liquidity

We had cash of $2,475 as of March 31, 2004, compared to cash of $23,274 as of December 31, 2003.  We had a working capital deficiency of $17,204 as of March 31, 2004, compared to working capital of $21,109 as of December 31, 2003.

As discussed above under Plan of Operations, we anticipate that we will be spending approximately $2,000,000 over the next twelve-month period pursuing this plan of operations.  Of these anticipated expenditures, we anticipate that $1,000,000 will be spent on our plan of operations in the next six months.

As of May 11, 2004, we received subscriptions in the aggregate amount of $420,000 of a private equity financing which we anticipate will be for a total amount of $720,000.  We anticipate that our present cash reserves are sufficient for us to sustain our business operations for only the next four to five months.  We anticipate that we will require additional financing in the amount of $1,600,000 in order to pursue our business plan.  We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock.  We do not have any arrangement in place for any debt or equity financing.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan.

ITEM 3.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of Mr. W. Scott Lawler, who at the time was our Chief Executive Officer and Chief Financial Officer. On April 16, 2004, Mr. Lawler resigned as our Chief Executive Officer and Chief Financial Officer but remained a member of our Board of Directors. Also on April 16, 2004, Mr. Rick Walchuk became a member of our Board of Directors and was named our Chief Executive Officer and Chief Financial Officer. Based upon the aforementioned evaluation Mr. Lawler concluded that our internal control over financial reporting are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

During our most recently completed fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended March 31, 2004.

On May 7, 2004, we issued 4 million restricted shares of our common stock to one of our directors, Dr. Leftheris Georgakopoulos, in consideration of his transfer of four (4) Greek patents, intellectual property and associated know-how to the Acrongenomics.

On May 11, 2004, we accepted subscriptions totaling $420,000, for which we will be issuing 420,000 units, with each individual unit consisting of one (1) share of our common stock, a purchase warrant to purchase one (1) additional share of common stock for $1.00 and a second purchase warrant to purchase one (1) additional share of common stock for $1.20.  Each warrant has a term of three (3) years.

The sale of securities described in the two (2) immediately preceding paragraphs were each exempt from registration due to the exemptions found in Regulation S (“Reg. S”), promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Acrongenomics paid no commissions in connection with the acquisition of the patents and issuance of four (4) million shares but will pay a finder’s fee in the form of 400,000 restricted shares of common stock to the shares issued for the patents.  Acrongenomics will pay a commission of $42,000 on the sale of the units for $420,000 and also a finder’s fee of 42,000 shares of common stock.  All of these securities were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The securities sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

ITEM 5.

OTHER INFORMATION.

On April 16, 2004, Mr. Rick Walchuk was appointed to the Company’s Board of Directors and also named as the Company’s Chief Executive Officer.  On such date, the Company also appointed Dr.Leftheris Georgakopoulos to the Board of Directors and named as President.  Dr. Georgakopoulos is the scientist from whom the Company acquired the patents referred to above under “PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION – PLAN OF OPERATIONS”.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer (2)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (2)

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB originally filed May 24, 2002, as amended.

(2)  Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

(b)  REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2004 and we have not filed any Current Reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS, INC.

Date:

May 12, 2004

By: /s/ Rick Walchuk

Name:

RICK WALCHUK

Title:

Chief Executive Officer and Chief Financial Officer