Form 10QSB
period 2004-06-30
ACRONGENOMICS INC
filed 2004-08-16
CIK 1104502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2004

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

N/A

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

State the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date:  14,977,000 Shares of $0.001 par value Common Stock outstanding as of August 6, 2004.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [ X ]

#

PART 1 – FINANCIAL INFORMATION

ITEM 1:

CONSOLIDATED FINANCIAL STATEMENTS

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

AS AT JUNE 30, 2004

 (Stated in U.S. Dollars)

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

CONSOLIDATED

BALANCE SHEET

(Unaudited)

AS AT JUNE 30, 2004

(Stated in U.S. Dollars)

ASSETS

June 30,

Dec 31,

2004

2003

CURRENT ASSETS

Cash

$

230,264

$

23,274

Accounts and Trust Receivable

19,170

-

Prepaid Expenses

-

110

Utility Deposit

1,055

-

250,489

23,384

CAPITAL ASSETS (Note 4)

30,076

-

PATENT (Note 5)

600,000

-

$

880,565

$

23,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable

$

24,673

$

2,275

Due to Shareholder

42,218

-

66,891

2,275

SHAREHOLDERS’ EQUITY

Share Capital

Authorized Capital

100,000,000 Common Shares, par value with $0.001 per share

Issued and Outstanding:

14,535,000 Common Shares at June 30/04 & 10,115,000 at

December 31/03

614,315

10,115

Warrants

272,996

--

Additional Paid-In Capital

210,689

67,885

Deficit Accumulated During the Development Stage

(284,326)

(56,891)

813,674

21,109

$

880,565

$

23,384

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

CONSOLIDATED

STATEMENT OF LOSS AND DEFICIT

(Unaudited)

FOR THE SIX (6) MONTHS ENDED JUNE 30, 2004

(Stated in U.S. Dollars)

INCEPTION

THREE MONTHS ENDED

SIX MONTHS ENDED

AUGUST 17

JUNE 30

JUNE 30

1999 TO

2004

2003

2004

2003

JUNE 30, 2004

INCOME

$

-

$

694

$

-

$

694

$

1,772

EXPENSES

Personnel

Commissions

35,000

2,147

35,000

-

35,000

Consulting Fees

17,764

-

22,331

2,147

27,679

52,764

2,147

57,331

2,147

62,679

Facility

Rent

4,000

-

4,000

-

4,000

Equipment Repair

  & Maintenance

161

-

161

-

161

Utilities

1,880

-

1,880

-

1,880

Telephone

4,118

-

4,118

-

4,118

Licence and Fees

2,215

-

2,215

-

2,215

12,374

-

12,374

-

12,374

Development

Domain Registration

-

-

142

110

282

Transfer Agent/Dues

2,665

-

6,030

50

7,389

Website Development

-

-

-

-

4,750

Public Relations

58,031

-

58,031

-

58,031

Patents and Trademarks

345

-

345

-

345

61,041

-

64,548

160

70,797

General and Administration

Professional Fees

39,612

4,566

59,527

7,372

96,940

Travel

11,203

-

23,161

-

23,162

Bank Charges/Interest

341

-

450

-

450

Office and Sundry

6,538

1,137

6,538

2,416

16,190

Advertising

55

-

55

-

55

Delivery

127

-

127

-

127

Miscellaneous

1,741

-

1,741

-

1,741

Amortization Expense

1,583

-

1,583

-

1,583

61,200

5,703

93,182

9,788

140,248

187,379

7,850

227,435

12,095

286,098

Net Loss For the Period

187,379

7,156

227,435

11,401

$

284,326

Deficit Accumulated

During the Development

Stage,

Beginning of Period

96,947

39,560

56,891

35,315

Deficit Accumulated

During the Development

Stage,

End of Period

$

284,326

$

46,716

$

284,326

$

46,716

Net Loss Per Share,

Basic and Diluted

$

0.01

$

0.01

$

0.02

$

0.01

Weighted Average Number

  of Shares Outstanding

13,045,550

10,115,000

11,580,274

10,115,000

ACRONGENOMICS, INC.
(Formerly Cellway Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED
STATEMENT OF CASH FLOW
(Unaudited)
FOR THE SIX (6) MONTHS ENDED JUNE 30, 2004 AND 2003
(Stated in U.S. Dollars)

					INCEPTION
	THREE (3) MONTHS ENDED		SIX (6) MONTHS ENDED		AUG 17,1999
	JUNE 30	JUNE 30	JUNE 30	JUNE 30	TO
	2004	2003	2004	2003	JUNE 30,2004

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss for the Period	(187,379)	(7,156)	(227,435)	(11,401)	(284,326)
Amortization	1,583	-	1,583	-	1,583

ADJUSTMENTS TO RECONCILE NET LOSS
TO CASH USED BY OPERATING ACTIVITIES
Change in Accounts & Trusts Receivable	(19,170)	(233)	(19,170)	(233)	(19,170)
Change in Accounts Payable	22,930	562	22,398	259	24,673
Change in Prepaid Expenses	-	(981)	110	(981)	-
Change in Deposits	(1,055)	-	(1,055)	-	(1,055)

	(183,091)	(7,808)	(223,569)	(12,356)	(278,295)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Capital Assets	(31,659)		(31,659)		(31,659)

CASH FLOW FROM FINANCING ACTIVITIES
Share Capital	4200,000	-	420,000	-	498,000
Advances from Shareholder	22,539	-	42,218	-	42,218

	442,539	-	462,218	-	540,218

INCREASE (DECREASE) IN CASH	227,789	(7,808)	206,990	(12,356)	230,264

CASH, Beginning of Period	2,475	38,580	23,274	43,128	-

CASH, End of Period	230,264	30,772	230,264	30,772	230,264

ACRONGENOMICS, INC.
(Formerly Cellway Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
JUNE 30, 2004
(Stated in U.S. Dollars)

						COMMON STOCK
			ADDITIONAL
			PAID-IN
BASIC SHARES:	SHARES	AMOUNT	CAPITAL	WARRANTS	DEFICIT	TOTAL

SHARES ISSUED FOR CASH AT $0.001	5,000,000	5,000	-	-	-	5,000
SHARES ISSUED FOR CASH AT $0.01	5,000,000	5,000	45,000	-	-	50,000
NET LOSS FOR THE PERIOD	-	-	-	-	(2,116)	(2,116)

BALANCE, December 31, 1999	10,000,000	10,000	45,000	-	(2,116)	52,884

SHARES ISSUED FOR CASH AT $0.20	100,000	100	19,900	-	-	20,000
NET LOSS FOR THE YEAR	-	-	-	-	(8,176)	(8,176)

BALANCE, December 31, 2000	10,100,000	10,100	64,900	-	(10,292)	64,708

NET LOSS FOR THE YEAR	-	-	-	-	(205)	(205)

BALANCE, December 31, 2001	10,100,000	10,100	64,900	-	(10,497)	64,503

SHARES ISSUED FOR CASH AT $0.20	15,000	15	2,985	-	-	3,000
NET LOSS FOR THE YEAR	-	-	-	-	(24,818)	(24,818)

BALANCE, December 31, 2002	10,115,000	10,115	67,885	-	(35,315)	42,685

NET LOSS FOR THE YEAR	-	-	-	-	(21,576)	(21,576)

BALANCE, December 31, 2003	10,115,000	10,115	67,885	-	(56,891)	21,109

SHARE ISSUED FOR PATENTS AT $0.15	4,000,000	600,000	-	-	-	600,000

PRIVATE PLACEMENT FOR CASH AT $1.00	420,000	4,200	142,804	272,996	-	420,000
NET LOSS FOR THE PERIOD	-	-	-	-	(227,435)	(227,435)

BALANCE, June 30, 2004	14,535,000	614,315	210,689	272,996	(284,326)	813,674

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2004

(Stated in U.S. Dollars)

1.

BASIC OF PRESENTATION

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or molded pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.

NATURE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, U.S.A. on August 17, 1999.

b)

Development Stage Activities

The Company plans to acquire and commercialize proprietary technology in the bio-medical industry.  It plans to offer these products in Europe, Canada, the U.S. and other countries throughout the world.

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

3.

SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.

The financial statements are consolidated, as they include the financial results of the Company's subsidiary, Acrongenomics Hellas S.A. Inc.

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

b)

Use of Estimates

The preparation of financial statements in conformity with generally accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

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

d)

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and amounts due to shareholder. Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

e)

Foreign Currency Translation

The Company's functional currency is the U.S. dollar.  Transactions in foreign currencies are converted to U.S. dollars at the rate of exchange prevailing at the time of the transactions.  Exchange gains and losses arising from the re-measurement of foreign currency-denominated assets and liabilities are included in income in the period in which they occur.

f)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2004, the Company has no stock equivalents that were anti-dilutive.

g)

Investment in Subsidiary Company

Acrongenomics, Inc. acquired 99% of Acrongenomics in Hellas S.A. during the quarter ended June 30, 2004.  Acrongenomics Hellas S.A. is registered as a Greek company with permanent establishment in Athens, Greece.  The company provides administration and office facilities for the parent company Acrongenomics, Inc.  These financials are consolidated and include the subsidiary's financial information.

1.

CAPITAL ASSETS

			2004	2003
		ACCUMULATED	NET	NET
	COST	AMORTIZATION	BOOK VALUE	BOOK VALUE

Office Furniture	31,659	1,583	30,076	-

Amortization is calculated on the straight-line basis for office furniture over five (5) years.

5.

PATENT

The Company finalized the acquisition of a certain patent and three (3) patent applications, which it had began negotiating at the beginning of the year.

Such intellectual property was acquired by the issuance of 4,000,000 restricted shares of the Company’s common stock.  The intellectual property and all associated rights provide the Company with highly predictive, metastic cancer molecular diagnostic test products and in particular a marketable product known as the Neo EP-CAM Detection Kit.

The cost of the intellectual property has been reported in the financial statements at $600,000, based on the average price of the shares trading at the beginning of the year when negotiations began and allowing for an 80% discount due to the trading restrictions imposed on the shares.

4,000,000 shares @ .15 =

            600,000

6.

SHARE CAPITAL

As at June 20, 2004, the Company has warrants outstanding for the purchase of 420,000 common shares at $1.00 per share to May 7, 2007 and 420,000 common shares at $1.20 per share to May 7, 2007.

7.

SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company signed an agreement with Eurogenet Labs Inc., to provide scientific research and complete validation studies.

Eurogenet Inc. will assist the Company to develop products to monitor cancer disease and particularly to detect the circulating micro-metastic cancer cells, and especially epithelial cancer cells, in patients.  The Company will introduce nanotechnology in order to improve the Company's already existing, EP-CAM Detection Kits. The Company is obligated under this agreement to pay Eurogenet Labs $300,000 USD as a deposit for the first six months of services.

Common shareholders exist between Eurogenet Labs Inc. and Acrongenomics, Inc.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company has maintained a steady course according to the business plan during the last six (6) months.  Acrongenomics, Inc., during the last quarter, finalized the acquisition of an important patent, important patent applications and associated intellectual property.

These patents and associated rights have provided the Company with highly predictive, metastic cancer molecular diagnostic test products and in particular a product known as the Neo EP-CAM Detection Kit.  This has increased the value and marketability of the Company's intellectual properties for investors.  The Company acquired this intellectual property in exchange for 4,000,000 shares of common stock.

The Company also signed an agreement with Eurogenet Labs Inc., a Greek company located in Athens, Greece with related shareholders.  Eurogenet Labs Inc. will provide scientific research and complete validation studies for the Company.

The Company is anticipating developing products to monitor cancer disease and particularly to detect the circulating micro-metastic cancer cells in patients, principally in the area of epithelial cancer cells.

Acrongenomics, Inc.'s research will introduce nanotechnology in order to improve the Company's already existing EP-CAM Detection Kit.  The Company is anticipating and budgeting a research cost of approximately $2,000,000 over the next twelve (12) months for the project.  Acrongenomics, Inc. is anticipating working with companies that are interested in forming strategic alliances to assist in the cost of the research.

The Company also signed a contract with Muse Public Relations Inc. to provide support, enhance and develop Acrongenomics, Inc.'s media relations, investor relations and promotional effect.  Muse's priority will be to secure awareness in the media and financial community in North America and Europe and benefit the Company by increasing demand for the stock.

RESULTS OF OPERATIONS

The Company earned no revenue during the quarter or six (6) months ended June 30, 2004. Acrongenomics, Inc. does not anticipate earning revenues until such time as it can establish an alliance with targeted companies to market and distribute our product, the Neo EP-CAM Detection Kit.

We are still in the development stage and we are anticipating negotiations with these companies will materialize.

The Company incurred operating expenses in the amount of $ 227,435 for the six (6) months ended June 30, 2004 compared with expenses of $ 12,095 for the same period from the previous year. Operating expenses of $ 227,435 incurred during the six (6) months period included $12,374 for rental facilities, utilities, and telephone charges, $57,331 for personnel, $64,548 for development expenses such as transfer agents and public relations firms and $93,182 for general expenses such as legal, accounting, and travel expenses.

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash of $230,264 and working capital of $183,598 as at June 30, 2004, compared to $23,274 and $21,109 as at December 31, 2003, respectively.  Our increase in cash and working capital was due to raising funds from the sale of 420,000 shares in a private placement at $1.00 per share for gross proceeds of $420,000.

The Company is anticipating spending approximately $3,000,000 in the next twelve (12) months pursuing its plan of action.  This will be spent on research and development expenditures, office expenses, travel, investor relations, legal and accounting fees. We anticipate that our present cash reserves are only sufficient for the next one to two months of operations.  We anticipate that we will require additional financing of approximately $2.77 million achieved through the sale of common stock or outstanding warrants being exercised or debt financing.

We are presently working on an additional private placement to raise the required funds.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interests in the Company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all items in our business plan.

ITEM 3.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure and procedures as at June 30, 2004, being the date of our most recently completed fiscal quarter.  This evaluation was carried our under the supervision and participation of Mr. Rick Walchuk, who at the time was our Chief Executive Officer and Chief Financial Officer.

Based upon the aforementioned evaluation, Mr. Rick Walchuk and Mr. Ron Lizée concluded that the Company's internal control over financial reporting are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended June 30, 2004, we sold the following unregistered shares of our common stock:

On May 7, 2004, we issued 4 million restricted shares of our common stock to one of our directors, Dr. Leftheris Georgakopoulos, in consideration of his transfer of Greek patent #1004303 and three (3) Greek patent applications, Application Nos. 20040100030, 20040100269, 20040100270, and all associated know-how and intellectual property to Acrongenomics Inc.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004.

ITEM 5.  OTHER INFORMATION.

The Company has recently expanded its management team and its Board of Directors by the appointment of two (2) individuals as officers and directors.

Mr. Ron Lizèe was named to the Board of Directors and appointed as Chief Financial Officer of the Company on June 4, 2004. From February 1982 to present, Mr. Lizèe has been the owner and senior accountant of three (3) Certified General Accounting firms located in Calgary, Alberta and Saskatoon, Saskatchewan. From August 1983 to present, Mr. Lizèe has also been the President of First Financial Corporation, a private company. From January 2001 to present, Mr. Lizèe has been the President & CEO of Vern’s Pizza Company Ltd. Mr. Lizèe holds a Bachelor of Commerce, majoring in accounting from the University of Saskatchewan in 1981. Mr. Lizee obtained his Certified General Accounting designation (CGA) in 1987 and his Certified Financial Planning designation in 1993.

Mr. Constantine D. Poulios was named to the Board of Directors and appointed Vice President on July 6, 2004. From September 1997 to present, Mr. Poulios has been employed by Ernst & Young, in the Southeast Europe office located in Athens Greece, as an attorney in their Corporate and Tax Advisory Services Department. Mr. Poulios obtained a Master of Laws from Northwestern University School of Law in May 1997, a Law Diploma from the National University of Athens, School of Law in May 1995 and an Attestation from the University of Bordeaux, School of Law in 1993.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Patent and asset Acquisition Agreement (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer (2)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (2)

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB originally filed May 24, 2002, as amended.

(2)  Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

(b)  REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS, INC.

Date: August 14, 2004

By:/s/ Leftheris Georgakopoulos

Name:

Leftheris Georgakopoulos

Title:

President

6