Form 10QSB/A
period 2004-06-30
ACRONGENOMICS INC
filed 2004-08-24
CIK 1104502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

This Amendment No. 1 to Form 10-QSB for the period ended June 30, 2004 has been prepared and filed solely for the purpose of correcting a typographical error found in the Registrant’s Consolidated Statement of Cash Flow for the six (6) months ended June 30, 2004.  Therefore, only such corrected Consolidated Statement of Cash Flow is set forth in this Amendment No.1.

ACRONGENOMICS, INC.
(Formerly Cellway Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED
STATEMENT OF CASH FLOW
(Unaudited)
FOR THE SIX (6) MONTHS ENDED JUNE 30, 2004 AND 2003
(Stated in U.S. Dollars)

					INCEPTION
	THREE (3) MONTHS ENDED		SIX (6) MONTHS ENDED		AUG 17,1999
	JUNE 30	JUNE 30	JUNE 30	JUNE 30	TO
	2004	2003	2004	2003	JUNE 30,2004

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss for the Period	(187,379)	(7,156)	(227,435)	(11,401)	(284,326)
Amortization	1,583	-	1,583	-	1,583

ADJUSTMENTS TO RECONCILE NET LOSS
TO CASH USED BY OPERATING ACTIVITIES
Change in Accounts & Trusts Receivable	(19,170)	(233)	(19,170)	(233)	(19,170)
Change in Accounts Payable	22,930	562	22,398	259	24,673
Change in Prepaid Expenses	-	(981)	110	(981)	-
Change in Deposits	(1,055)	-	(1,055)	-	(1,055)

	(183,091)	(7,808)	(223,569)	(12,356)	(278,295)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Capital Assets	(31,659)		(31,659)		(31,659)

CASH FLOW FROM FINANCING ACTIVITIES
Share Capital	420,000	-	420,000	-	498,000
Advances from Shareholder	22,539	-	42,218	-	42,218

	442,539	-	462,218	-	540,218

INCREASE (DECREASE) IN CASH	227,789	(7,808)	206,990	(12,356)	230,264

CASH, Beginning of Period	2,475	38,580	23,274	43,128	-

CASH, End of Period	230,264	30,772	230,264	30,772	230,264

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS, INC.

Date: August 19, 2004

By: /s/ Ron Lizee

Name:

Ron Lizee

Title:

Chief Financial Officer

4