Form 10QSB
period 2004-09-30
ACRONGENOMICS INC
filed 2004-11-12
CIK 1104502

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 000-49833

ACRONGENOMICS

(Exact name of small business issuer as specified in its charter)

NEVADA	52-2219285
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1530 9th Avenue, S.E.

Calgary, Alberta, Canada, T2G-0T7

(Address of principal executive offices)

Telephone: (403 693-8014

(Issuer’s telephone number)

Not applicable

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X

No  _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes

No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

15,077,000 shares of common stock, $.001 par value, as of November 11, 2004.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Interim Consolidated Balance Sheet	F-2

Interim Consolidated Statements of Loss and Deficit	F-3

Interim Consolidated Statements of Cash Flows	F-4

Notes to Interim Financial Statements	F-5 – F-7

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

AS AT SEPTEMBER 30, 2004

 (Stated in U.S. Dollars)

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

CONSOLIDATED

BALANCE SHEET

(Unaudited)

AS AT SEPTEMBER 30, 2004

(Stated in U.S. Dollars)

ASSETS

Sept 30,

Dec 31,

2004

2003

CURRENT ASSETS

Cash

$

13,386

$

23,274

Accounts and Trust Receivable

11,472

-

Prepaid Expenses

-

110

24,858

23,384

CAPITAL ASSETS (Note 4)

28,493

-

PATENT (Note 5)

600,000

-

$

653,351

$

23,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable

$

31,925

$

2,275

LONG TERM LIABILITES

Due to Shareholder

134,526

-

166,451

2,275

SHAREHOLDERS’ EQUITY

Share Capital

Authorized Capital

100,000,000 Common Shares, par value of $0.001 per share

Issued and Outstanding:

14,635,000 Common Shares at September 30/04 & 10,115,000 at

December 31/03

14,635

10,115

Warrants

370,307

-

Additional Paid-In Capital

943,058

67,885

Deficit Accumulated During the Development Stage

(841,100)

(56,891)

486,900

21,109

$

653,351

$

23,384

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

CONSOLIDATED

STATEMENT OF LOSS

(Unaudited)

FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 2004

(Stated in U.S. Dollars)

					INCEPTION
	THREE MONTHS ENDED		NINE MONTHS ENDED		AUGUST 17
	SEPTEMBER 30		SEPTEMBER 30		1999 TO
	2004	2003	2004	2003	SEPT 30,2004

EXPENSES
Personnel
Commissions	-	-	35,000	-	35,000
Consulting Fees	36,197	-	58,528	2,147	63,876
	36,197	-	93,528	2,147	98,876
Facility
Rent	4,000	-	8,000	-	8,000
Equipment Repair & Maintenance	-	-	161	-	161
Utilities	1,054	-	2,934	-	2,934
Telephone	-	-	4,118	-	4,118
Licence and Fees	-	-	2,215	-	2,215
	5,054	-	17,428	-	17,428
Development
Appraisals	10,000	-	10,000	-	10,000
Domain Registration	-	-	142	110	282
Transfer Agent/Dues	541	-	6,571	50	7,931
Website Development	-	-	-	-	4,750
Public Relations	113,428	-	171,460	-	171,460
Patents and Trademarks	335	-	680	-	680
Research Expense	351,900	-	351,900	-	351,900
	476,204	-	540,753	160	547,003
General and Administration
Professional Fees	34,869	1,173	94,397	8,545	131,809
Travel	1,593	-	24,754	-	24,754
Bank Charges/Interest	363	-	812	-	812
Office and Sundry	911	3,824	7,448	6,240	17,101
Advertising	-	-	55	-	55
Delivery	-	-	127	-	127
Miscellaneous	-	-	1,741	-	1,741
Amortization	1,583	-	3,166	-	3,166
	39,319	4,997	132,500	14,785	179,565

	556,774	4,997	784,209	17,092	842,872

Net (Loss) for the Period, Before the following:	(556,774)	(4,997)	(784,209)	(17,092)	(842,872)
Interest Income	-	-	-	694	1,772

Net (Loss) for the Period	$ (556,774)	$ (4,997)	$ (784,209)	$ (16,398)	$ (841,100)

Net (Loss) Per Share, Basic and Diluted	(.04)	(.01)	(.06)	(.01)

Weighted Average Number of Shares Outstanding	14,610,000	10,115,000	12,785,145	10,115,000

ACRONGENOMICS, INC.
(Formerly Cellway Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED
STATEMENT OF CASH FLOWS
(Unaudited)
FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Stated in U.S. Dollars)

			INCEPTION
	NINE (9) MONTHS ENDED		AUG 17,1999
	SEPT 30	SEPT 30	TO
	2004	2003	SEPT 30,2004

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss for the Period	(784,209)	(16,398)	(841,100)
Amortization	3,166	-	3,166

ADJUSTMENTS TO RECONCILE NET LOSS
TO CASH USED BY OPERATING ACTIVITIES
Change in Accounts & Trusts Receivable	(11,472)	(233)	(11,472)
Change in Accounts Payable	29,650	672	31,925
Change in Prepaid Expenses	110	(101)	-

	(762,755)	(16,060)	(817,481)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Capital Assets	(31,659)	-	(31,659)

CASH FLOW FROM FINANCING ACTIVITIES
Share Capital and Warrants	650,000	-	728,000
Advances from Shareholder	134,526	-	134,526

	784,526	-	862,526

INCREASE (DECREASE) IN CASH	(9,888)	(16,060)	13,386

CASH, Beginning of Period	23,274	43,128	-

CASH, End of Period	13,386	27,068	13,386

ACRONGENOMICS, INC.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

(Stated in U.S. Dollars)

1.

BASIC OF PRESENTATION

The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or molded pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

c)

Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations.  The Company expects to continue to incur substantial losses to complete the development of its business.  Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives.  Management intends to raise additional funds through private placements and warrants being exercised in order to fund working capital requirements.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

f)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2004, the Company has no stock equivalents that were anti-dilutive.

a)

Investment in Subsidiary Company

Acrongenomics, Inc. incorporated a subsidiary known as Acrongenomcics Hellas S.A. located in Greece in May 2004.  These financials include the operations of the company and its subsidiary company from the date of incorporation.

1.

CAPITAL ASSETS

			2004	2003
		ACCUMULATED	NET	NET
	COST	AMORTIZATION	BOOK VALUE	BOOK VALUE

Office Furniture	31,659	3,166	28,493	-

Amortization of office furniture is calculated on the straight-line basis over the estimated useful life of five (5) years.

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

4,000,000 shares @ .15 =

            600,000

6.

SHARE CAPITAL

As at September 30, 2004, the company has warrants outstanding as follows:

WARRANTS	EXERCISE	DATE
OUTSTANDING	PRICE	OF EXPIRATION

420,000	$ 1.00	May 7, 2007
420,000	$ 1.20	May 7, 2007
100,000	$ 2.30	Sept 7, 2006

940,000

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

PLAN OF OPERATION

Acrongenomics, Inc. (the “Company”), is maintaining a steady course according to its business plan during the last nine (9) months.

The Company believes that it is making substantial progress in the transformation of existing product EP-CAM Detection Kit ™, for the detection of epithelial cancer, to a new commercial application for the global molecular diagnostic market as a result of the agreement for laboratory and scientific consulting services that it entered into with Eurogenet Labs Inc.

Eurogenet Labs Inc., is a Greek company located in Athens, Greece with related shareholders.  Acrongenomics, Inc. paid Eurogenet Labs Inc. $ 351,900 during the quarter ended September 30, 2004 for expenses incurred on behalf of the Company for scientific research, which research has generated the progress in the development of the Company product using.

Nanobiotechnology is a fusion of physical science, biology, molecular engineering, chemistry and biotechnology.  The field of nanobiotechnology is beginning to generate substantial new insights into how biological systems function and holds much promise of advance in pharmaceuticals and health care alike.

Acrongenomics, Inc., already believes that it has a valuable and marketable product known as the Neo EP-CAM Detection Kit, and combined with its research in the nanobiotechnology field, the Company will be well positioned to become an important partner for large companies able to market and distribute our product and benefit from our potential research.

RESULTS OF OPERATIONS

The Company earned no revenue during the quarter or the nine (9) months ended September 30, 2004.  Acrongenomics, Inc. is still in the development stage and does not anticipate earning any revenues until such time as it can establish an alliance with targeted companies to market and distribute our product, the Neo EP-CAM Detection Kit.

The Company incurred operating expenses in the amount of $ 784,209 for the nine (9) months ended September 30, 2004 compared with expenses of $ 17,092 for the same period from the previous year.  The operating expenses of $784,209 incurred during the nine (9) months period included $ 93,528 for personnel, $ 17,428 for facilities such as rent, telephone and utilities, $ 540,753 for research and development and $ 132,500 for general and administration expenses such as professional fees, travel and office supplies.  The substantial increase in operating expenses during the nine months ended September 30, 2004 over the same period for the previous year from $17,092 to $784,209 were mainly as a result of expenditures to establish a scientific research laboratory in the amount of $351,900 and $ 171,460 for public relations to attract potential investors and provide public exposure for the Company.  The increase amount spent on professional fees, travel, facilities and general administrative fees was the result of the Company implementation of its business plan and operational activities.

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash on hand as at September 30, 2004, of $ 13, 386 and working capital deficit of $ 7,067, compared to $ 23,274 of cash and $ 21,109 of working capital as at December 31, 2003, respectively.  During the quarter, the Company raised cash from the sale of 100,000 shares in a private placement at $ 2.30 per share, for gross proceeds of $ 230,000.  However, this amount was used to pay the expenses incurred during the quarter.

The Company has reduced its budgeted requirements from $ 3,000,000 to $ 2,500,000 for the next twelve (12) months by reducing the administrative expenses and public relations costs.

Acrongenomics, Inc. presently has 940,000 outstanding warrants with an exercisable value of $ 1,130,000.  Our present cash reserves are not sufficient to meet our cash requirements for the next twelve months. We are working on obtaining additional financing to meet our current needs as well as maintaining our course of action regarding our business plan.

The Company is working on raising additional funds through private placements and potential exercising of outstanding warrants.  If we are successful in completing an equity financing, existing shareholders will experience a dilution of their interest in the Company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all our proposed projects in our business plan.

ITEM 3.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure and procedures as at September 30, 2004 being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and participation of Mr. Rick Walchuk, who at the time was our Chief Executive Officer, till his resignation as CEO effective August 10, 2004 and Ron Lizée our Chief Financial Officer.

Based upon the aforementioned evaluation, Mr. Rick Walchuk and Mr. Ron Lizée concluded that the Company’s internal control over financial reporting are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended September 30, 2004, we sold the following unregistered shares of our common stock:

On September 7, 2004, we accepted subscriptions totaling $230,000, for which we issued 100,000 units, with each individual unit consisting of one (1) share of our common stock, and a purchase warrant to purchase one (1) additional share of common stock for $ 2.30.  The warrant has a term of two (2) years.

The sale of securities described in the immediately preceding paragraph was exempt from registration due to the exemptions found in Regulation S (“Reg S”), promulgated by the Securities and Exchange Commission under the Securities Act of 1933.  Acrongenomics paid no commissions or finders fees in connection with the sale of the units.  These securities were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase.  Moreover, there were no directed selling efforts of any kind made in the United States.  All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption there from is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act.  The offshore subscriber certified that he is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.  The securities sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2004.

ITEM 5.  OTHER INFORMATION

As previously reported in quarterly report on Form 10-QSB for the period ended June 30, 2004, the Company appointed Mr. Constantine Poulios as a member of its Board of Directors and also named him as a Vice President of the Company.  Mr. Poulios is an attorney licensed and practicing in Athens, Greece.  Mr. Poulios has been a tax and corporate advisor with Ernst & Young since 1997.  Mr. Poulios has a law degree from National University of Athens and a LLM degree from Northwestern University Law School.

On August 10, 2004, Mr. Rick Walchuk resigned as CEO and a member of the Board of Directors and Mr. W. Scott Lawler resigned as a member of the Board of Directors.  Mr. Walchuk will continue fulfilling a vital role for the Company in the area of investor relations and financing.  Mr. Lawler will continue to serve as the Company’s U.S. legal counsel.

The Company has recently created a Scientific Advisory Board to assist, aid and advise the Board of Directors regarding scientific and technologic matters that relate to or impact on the Company’s business.  The initial members of the Scientific Advisory Board are as follows; Dr. Leftheris Georgakopoulos, Prof. Alexandre Vamvakidis, Prof. Teri Boulikas and Mr. Plato Tzouvalis.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Patent and asset Acquisition Agreement (2)
31.1	Rule 13a – 14(a) Certification of President(3)
31.2	Rule 13a – 14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of President and Chief Financial Officer (3)

(1)

Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB originally filed May 24, 2002, as amended.

(2)

Previously filed as an Exhibit to the June 30, 2004 Quarterly Report on Form 10-QSB.

(3)

Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS, INC.

Date:  November 11, 2004

By:         /s/ LEFTHERIS GEORGAKOPOULOS

Name:   LEFTHERIS GEORGAKOPOULOS

Title:     President

By:          /s/ RON LIZÉE

Name:

RON LIZÉE

Title:

Chief Financial Officer