Form 10KSB
period 2004-12-31
ACRONGENOMICS INC
filed 2005-04-27
CIK 1104502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]

Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2004

[    ]

Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49833

ACRONGENOMICS, INC.

(Name of small business issuer in its charter)

NEVADA	52-2219285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 A Posidinos Avenue 17455 Alimos, Athens, Greece
(Address of principal executive offices)	(Zip Code)

(+30) 210 985 9203
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

State issuer's revenues for its most recent fiscal year  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $46,381,761, based on the last sales price of our common stock of $3.95 per share on March 23, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 23, 2005:  15,742,218 shares of Common Stock.

ACRONGENOMICS, INC.

ANNUAL REPORT ON FORM 10-KSB

INDEX

             PAGE

PART I

Item 1.

Description Of Business.

3

Item 2.

Description Of Property.

4

Item 3.

Legal Proceedings.

4

Item 4.

Submission Of Matters To A Vote Of Security Holders.

4

PART II

Item 5.

Market For Common Equity And Related Stockholder Matters.

4

Item 6.

Management's Discussion And Analysis Or Plan Of Operation.

6

Item 7.

Financial Statements.

8

Item 8.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

22

PART III

Item 9.

Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

23

Item 10.

Executive Compensation.

25

Item 11.

Security Ownership Of Certain Beneficial Owners And Management.

26

Item 12.

Certain Relationships And Related Transactions.

27

Item 13.

Exhibits And Reports On Form 8-K.

28

Item 14.

Controls And Procedures.

29

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Our Corporate Organization

Acrongenomics Inc. (the “Company”) was incorporated on August 17, 1999 under the laws of the State of Nevada. On February 25, 2004, we changed the name of our corporation to “Acrongenomics, Inc.”  On May 31, 2004, we acquired certain patents from Dr. Eleftherios Georgakopolous that relate to a proprietary technological product for the detection of epithelial cancer, referred to as the “EP-CAM Detection Kit” in exchange for four (4) million shares. Since the time that this acquisition was announced, the Ep-Cam Detection Kit has undergone certain improvements and enhancements and is now referred to as the “Neo Ep-Cam Detection Kit”.  As a result of the acquisition and subsequent development, the Company now owns the rights to the two (2) Greek patent and four (4) Greek patent applications:

Greek Patent No. 1004303, issued November 6, 2002, entitled “Detection of cancer membrane antigen Ep-Cam and identification of circulating micrometastatic cancer cells in peripheral blood (and tissues) in patients with cancer of epithelial origin.”

Greek Patent Application No. 20040100030, dated January 29, 2004 – PCT-Pending, entitled “Detection of cancer membrane antigen Ep-Cam and identification of circulating micrometastatic cancer cells in peripheral blood (and tissues) in patients with cancer of epithelial origin.”

Greek Patent Application No. 20040100269, dated July 2, 2004, entitled “Prototype RT and PCR protocols using Neowater and detection of cancer membrane antigen Ep-Cam and identification of circulating micrometastatic cancer cells in peripheral blood (and tissues) in patients with cancer of epithelial origin.” On December 22, 2004, this application was granted a patent, as Greek Patent No. 1004765.

Greek Patent Application No. 20040100270, dated July 2, 2004, entitled “Prototype RT and PCR protocols without magnesium chloride using Neowater and detection of cancer membrane antigen Ep-Cam and identification of circulating micrometastatic cancer cells in peripheral blood (and tissues) in patients with cancer of epithelial origin.”

In connection with assignment of the patents and patent applications described above, Dr. Georgakopolous also assigned to Acrongenomics two (2) additional Greek patent applications that embody further developments of the technology:  Application No. 20040100271, dated July 2, 2004; and Application No. 20040100273, dated July 2, 2004. These applications share the same title as Applications 2004100269 and 2004100270 but are differentiated by certain technical features.

Acrongenomics is a research and development company focused on the field of Molecular Invitro Diagnostic (IVD).  We are developing a means of detecting, in a highly reliable manner, the presence of cancer cells in blood specimens.  We have development detection kits in this regard and lately have made significant advances in reduction of time, increased reliability and increased the types of cancers that can be detected.

Our Plan To Generate Revenues

It is the Company’s intention to commercialize its technology  and enter into negotiations with a major pharmaceutical company to sell the platform on which its detection kits are based. Currently the Company has no intention to market the products derived from the platform itself. If the Company is unable to sell the technology or platform, it will consider creating strategic alliances for the marketing of the detection kits.

We reported net losses of $1,863,376 and $21,576 for the two fiscal years ended December 2004 and 2003 respectively.  We have yet to earn any revenues based on our current business activities. We will need additional working capital to be successful in our planned business activity and to complete our plan of operations for the coming year.  Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives.  Accordingly, there is substantial doubt as to our ability to continue as a going concern.  Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2004.

ITEM 2.

DESCRIPTION OF PROPERTY.

During 2004, the Company has occupied office space consisting of approximately 500 square feet, located at 38A Posidonos Avenue 17455 Alimos, Athens, Greece, for its executive offices.  This space, along with reception, photocopy and facsimile transmission services, are provided by Euro Genet Labs, Inc., a related party. During 2004, the Company was able to occupy this space without the payment of rent for 3 months, which was valued at $6,000 and recorded as contributed surplus on the Company’s balance sheet. The Company intends to enter into an agreement with EuroGenet Labs, Inc. to sublease these premises on a long term basis for $2,000 per month.

ITEM 3.

LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2004.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $0.001 per share, is quoted and traded on the Over-the-Counter/Bulletin Board under the symbol "AGNM". The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common shares for each of the periods indicated:

Period	High	Low
2004
First Quarter	$2.75	$0.75
Second Quarter	$3.00	$2.27
Third Quarter	$2.90	$2.15
Fourth Quarter	$2.80	$2.17
2003
Third Quarter*	$0.51	$0.25
Fourth Quarter	$1.01	$0.35

*Commencing on July 15, 2003.

The above information was obtained from www.yahoo.com. Quotations commenced on the OTC.BB on July 15, 2003. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividends

We have never paid dividends on our common shares.  There are no restrictions that may limit our ability to pay dividends currently or in the future.  We do not anticipate paying any dividends in the foreseeable future.

Shareholders

As of March 23, 2005 we had 67 shareholders of record.

Recent Sales of Unregistered Securities

On May 5, 2004, we issued 4 million restricted shares of common stock to Dr. Eleftherios Georgakopoulos, of Athens, Greece, in exchange for the acquisition of all rights to pertaining to four (4) Greek patents related to a proprietary technological product for the detection of epithelial cancer, referred to as the “EP-CAM Detection Kit.” These shares were issued pursuant to Regulation S (“Regulation S”), promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.

In May 2004, we raised a total of $420,000 from the private placement of 420,000 units of our common stock, at a price of $1.00 per unit, from two (2) accredited investors located in Greece. Each unit consists of one (1) share of common stock, a warrant to purchase one (1) share of common stock at a price of $1.00 per share and a warrant to purchase one (1) additional share of common stock at a price of $1.20 per share. The warrants expire on May 7, 2007. In connection with this private placement, we paid a commission in the form of 42,000 shares of common stock. The shares issued in this private placement, including the commission shares, were restricted securities and were sold pursuant to Regulation S.

In September 2004, we raised a total of $230,000 from the private placement of 100,000 units, at a price of $2.30 per unit, from an investor located in Athens, Greece. Each unit consists of one (1) share of common stock and a warrant to purchase one (1) additional share of common stock at a price of $2.30 per share. The warrants expire on September 7, 2006. In connection with this private placement, we paid a commission in the form of 50,594 shares. The shares issued in this private placement, including the commission shares, were restricted securities and were sold pursuant to Regulation S.

The Company commenced another private placement of its securities in December 2004. Between December 15, 2004 and February 22, 2005, the Company raised $1,433,627 in the private placement of 618,624 shares of common stock. The shares were sold to two (2) accredited investors located in Greece and the British West Indies and 35 accredited investors located in the U.S. The shares sold to the investors in Greece and the British West Indies were sold pursuant to Regulation S.

On March 22, 2005, the Company commenced another private placement of up to 600,000 shares at $3.50 per share.  As of the date of this filing, the Company has received subscriptions for 513,683 shares totaling $1,797,840.

The sales and issuance of shares referred to above as being made pursuant to Regulation S were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

The shares sold to the 35 investors located in the U.S. were sold pursuant to Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company is a research and development company focused in the field of Molecular Invitro Diagnostic (IVD) sector.  The global market for (IVD) tests are a relatively new field, but with substantial progress over the last few years.  During the second quarter of the year ended December 31, 2004, the Company finalized the acquisition of important patent and patent applications through the issuance of 4,000,000 shares of its common stock.  This acquisition provided our Company with our first product known as EP-CAM™ Detection Kit, which is a highly predictive molecular diagnostic test for micrometastic cancer of epithelial origin.  This EP-CAM™ Detection Kit was based on the most common platform in molecular diagnostic called Polymenase Chain Reaction (PCR) technology.  An Elisa system was used as an end point detector.

Results for this work were derived from several years of research by our present President, Dr. Eleftherios Georgakopoulos, and his scientific team.

The Company entered into an arrangement with Euro Genet Inc., a Greek research company located in Athens, Greece with related shareholders to explore future prospects in this fairly new sector by evaluating the technology behind existing implementations.  Our research results revealed that current technology in the market contained deficiencies such as low sensitivity, inaccuracy, lack of cost effectiveness and low efficiency, etc.

Acrongenomics Inc. proceeded to troubleshoot these aforementioned deficiencies by introducing nanotechnology into molecular biology.

Nanotechnology is a fusion of physical science, biology, molecular engineering, chemistry and biotechnology.  The field of nanotechnology is beginning to generate substantial new insights into how biological systems function and holds much promise of advancement in pharmaceutical and health care alike.

By transforming our existing product EP-CAM™ Detection Kit for the detection of epithelial cancer, the Company  managed to develop the first nanomolecular diagnostic kit, the Neo-EPCAM™ cancer detection kit.  Neo-EPCAM™ is capable of detecting all types of cancers of epithelial origin such as, lung, breast, colon, prostate, head, and neck, stomach, ovarian, pancreas and esophagus.

During the rest of the year, our research continued by obtaining different tissue samples from patients suffering from various cancer and repeatedly testing these in order for our results to be accurate.

By advancing our know-how in nanotechnology, we managed to apply Neo-EPCAM™ on the detection of more markers and viral targets such as HER1, HER2, HER3, HER4, EBV, HPV with the incorporation of the appropriate primers.  The characterization and evaluation program was confirmed with final detection in agarose gel, as well as in universal Elisa system.  The encouraging results derived by all these applications ultimately led to the establishment of our unique Nano-JETA™ Platform.  This breakthrough technology has managed to reshape by IVD applications with its untold application and superb results.  In essence, Nano-JETA™ Platform manages to eliminate all known deficiencies and short comings of current technologies.

The numerous potential applications of our Nano-JETA™ platform is of crucial importance in realizing its diversity.  There is a huge range of possible permutations waiting to be explored, and that’s why our main scope for the next year is to evolve our Nano-JETA™ Platform in Real-Time PCR by characterization process and design control for markers such as p53, vEFG, bcl2, HBV and HCV.  We also envision exploring for further market needs by delivering unparalleled solutions in areas as diverse as molecular biology, genetic engineering, microbiology and virology.

Acrongenomics Inc. raised a substantial amount of funds, through private placements during the year with the majority being allocated to completing the above research.

The Company continues to search for potential investors to obtain additional funds to keep the momentum of our research ongoing.  The Company estimates that it will need approximately $3.5 million to meet it’s overhead requirements for the next 12 months.  As of April 25, 2005, the Company had $1,860,944 cash and therefore will have to raise an additional $1,639,056 during the next 12 months to meet its operating expenses.

During the year the Company established a scientific advisory board, comprising of Dr. Alexander Vamvakides, PhD, Mr. Plato Tzouvalis, MSC, and Prof. Teni Boulikas.

Dr. Vamvakides served as our Research Associate and Mr. Tzouvalis as our Director of Quality Control.

RESULTS OF OPERATIONS

The Company earned no revenue during the past year ended December 31, 2004.  Acrongenomics Inc., is still in the development stage and does not anticipate earning any revenues until such time as it can establish an alliance with targeted companies to market or distribute our product, the Neo-EPCAM™ Detection Kit.

However, the Company has been very successful in attracting potential investors and shareholders through various private placements during the year.  Acrongenomics Inc. has raised cash in the total amount  of $ 1,657,299 during the year through the issuance of 957,956 shares for an average share price of $1.73 per share.  This has allowed our Company to meet all of our overhead obligations throughout the 2004 year as well as maintaining our continuous pursuit to complete our product research and development.

The Company incurred operating expenses in the amount of $1,866,339 for year ended December 31, 2004,  compared with expenses of $22,654 the same period from the previous year.  The operating expenses of $1,866,339 incurred during the last twelve (12) months, included, $67,490 for consulting fees, $21,951 for facilities, such as rent, telephone and utilities, $1,126,900 for research and development and  $49,453 for office expenses and travel, $277,907 for amortization, $183,268 for public relations and $139,370 for accounting, auditing and legal fees.

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash on hand of $1,012,484 as at December 31, 2004, compared with $23,274 as at December 31, 2003.  Our working capital is $371,461 at December 31, 2004, compared to $21,109 as at December 31, 2003.

Our present cash reserves as of April 25, 2005 of $1,860,944 are sufficient to meet our cash requirements for approximately six (6) of the the next twelve (12) months, which are estimated to be $3.5 million.

We will have to raise additional funds from the private placement of our securities in the amount of $1,639,056.

If we are successful on completing an equity financing, existing shareholders will experience a dilution of their interest in the Company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all our proposed projects in our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at December 31, 2004.

ITEM 7.

FINANCIAL STATEMENTS.

Index to Financial Statements:

1.

Auditors’ Report;

2.

Audited Financial Statements for the year ended December 31, 2004, including:

a.

Consolidated Balance Sheets as at December 31, 2004 and 2003;

b.

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003;

c.

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003;

d.

Statement of Stockholders’ Equity for the period august 17, 1999 (Date of Inception) to December 31, 2004;

a.

Notes to Financial Statements.

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Acrongenomics, Inc.  (formerly Cellway Ventures Inc.)

We have audited the accompanying consolidated balance sheet of Acrongenomics, Inc. (formerly Cellway Ventures Inc.) (A Development Stage Company) and its subsidiary as of December 31, 2004 and the related consolidated statement of operations, cash flows and stockholders’ equity for the year ended December 31, 2004 and the period August 17, 1999 (Date of Inception) to December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements as of December 31, 2003 and for the year ended December 31, 2003 were audited by other auditors whose report dated March 15, 2004 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders’ equity for the period since August 17, 1999 (Date of Inception) to December 31, 2004 insofar as it relates to amounts for the prior periods through December 31, 2003 is based on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Acrongenomics, Inc. (A Development Stage Company) and its subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004 and from August 17, 1999 (Date of Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Amisano Hanson
April 8, 2005	Chartered Accountants

MORGAN & COMPANY

CHARTERED ACCOUNTANTS

AUDITORS' REPORT

To the Shareholders and Directors

Acrongenomics, Inc.

(Formerly Cellway Ventures Inc.)

(A Development Stage Company)

We have audited the balance sheet of Acrongenomics, Inc. (formerly Cellway Ventures Inc.) (a development stage company) as at December 31, 2003, and the statement of loss and deficit accumulated during the development stage, cash flows, and stockholders’ equity for the year ended December 31, 2003, and for the period from August 17, 1999 (date of Inception) to December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with United States generally accepted auditing standards.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003, and for the period from August 17, 1999 (date of Inception) to December 31, 2003 in accordance with United States generally accepted accounting principles.

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

Vancouver, B.C.

/s/“Morgan & Company”

March 15, 2004

Chartered Accountants

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Stated in US Dollars)

ASSETS	2004	2003
Current
Cash	$ 1,012,484	$ 23,274
Subscriptions receivable – Note 7	426,329	-
Government value added tax receivable	8,138	-
Prepaid expenses	-	110

	1,446,951	23,384

Equipment – Note 3	26,911	-
Patents – Note 4	8,438,342	-

	$ 9,912,204	$ 23,384

LIABILITIES
Current
Accounts payable and accrued liabilities– Note 5	$ 939,015	$ 2,275
Loan payable – Note 6	136,475	-

	1,075,490	2,275
Minority interest	353	-

	1,075,843	2,275

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value – Note 7
100,000,000 shares authorized
15,565,550 shares issued (2003: 10,115,000)	19,855	10,115
Additional paid-in capital	9,934,137	67,885
Stock purchase warrants	370,307	-
Contributed surplus – Note 9	6,000	-
Stock subscriptions – Note 7	426,329	-
Deficit accumulated during the development stage	(1,920,267)	(56,891)

	8,836,361	21,109

	$ 9,912,204	$ 23,384

Nature and Continuance of Operations – Note 1

Subsequent Events – Notes 7 and 10

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2004 and 2003

and from August 17, 1999 (Date of Inception) to December 31, 2004

(Stated in US Dollars)

			August 17, 1999
			(Date of
			Inception) to
	Years ended December 31,		December 31,
	2004	2003	2004

Expenses
Accounting and audit fees - Note 5	57,822	2,510	66,332
Amortization	277,907	-	277,907
Appraisals	10,000	-	10,000
Bank charges	976	-	976
Consulting fees - Note 5	67,490	5,347	75,837
Legal fees - Note 5	71,548	7,661	98,085
Office and miscellaneous	11,121	7,061	19,586
Public relations	183,268	-	183,268
Rent - Notes 5 and 9	14,000	-	14,000
Research and development - Note 5	1,126,900	-	1,126,900
Telephone	5,017	-	5,017
Transfer agent and filing fees	8,688	75	10,048
Travel	28,526	-	28,526
Utilities	2,934	-	2,934
Website development	142	-	4,892
	(1,866,339)	(22,654)	(1,924,308)
Loss before the following
Foreign exchange gain	2,558	-	2,558
Minority interest in loss of subsidiary	405	-	405
Interest income	-	1,078	1,078

Net loss	$ (1,863,376)	$ (21,576)	$ (1,920,267)

Basic and diluted loss per share	(0.14)	$ (0.00)

Weighted average shares outstanding	13,340,605	10,115,000

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2004 and 2003

and from August 17, 1999 (Date of Inception) to December 31, 2004

(Stated in US Dollars)

			August 17, 1999
			(Date of
			Inception) to
	Years ended December 31,		December 31,
	2004	2003	2004
Cash flows used in operating Activities
Net loss for the period	$ (1,863,376)	$ (21,576)	$ (1,920,267)
Items not affecting cash:
Non-cash rent expense	6,000		6,000
Amortization	277,907		277,907
Minority interest	(405)		(405)
Changes in non-cash working capital items:
Subscriptions receivable	(426,329)	-	(426,329)
Government value added tax receivable	(8,138)	-	(8,138)
Prepaid expenses	110	(110)	-
Accounts payable and accrued liabilities	936,740	1,832	939,015

Cash used in operating activities	(1,077,491)	(19,854)	(1,132,217)

Cash flows used in investing activities
Patents	(87,500)	-	(87,500)
Equipment purchases	(31,660)	-	(31,660)

Cash used in investing activities	(119,160)	-	(119,160)

Cash flows provided by financing activities
Common stock issued for cash	1,251,992	-	1,329,992
Stock purchase warrants	370,307		370,307
Stock subscriptions	426,329	-	426,329
Loan payable	136,475	-	136,475
Minority interest	758	-	758

Cash provided by financing activities	2,185,861	-	2,263,861

Net increase (decrease) in cash	989,210	(19,854)	1,012,484

Cash, beginning of period	23,274	43,128	-

Cash, end of period	$ 1,012,484	$ 23,274	$ 1,012,484

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash transactions – Note 9

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

from the period August 17, 1999 (Date of Inception) to December 31, 2004

(Stated in US Dollars)

								Deficit
	Common Stock							Accumulated
			Additional					During the
			Paid-in	Warrants		Contributed	Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Surplus	Subscriptions	Stage	Total

Capital stock issued for cash – at $0.001 – at $0.01	5,000,000 5,000,000	$ 5,000 5,000	$ - 45,000	-	$ - -	$ - -	$ - -	$ - -	$ 5,000 50,000
Net loss for the period	-	-	-	-	-	-	-	(2,116)	(2,116)
Balance, December 31, 1999	10,000,000	10,000	45,000	-	-	-	-	(2,116)	52,884
Capital stock issued for cash – at $0.20	100,000	100	19,900	-	-	-	-	-	20,000
Net loss for the year	-	-	-	-	-	-	-	(8,176)	(8,176)
Balance, December 31, 2000	10,100,000	10,100	64,900	-	-	-	-	(10,292)	64,708
Net loss for the year	-	-	-	-	-	-	-	(205)	(205)
Balance, December 31, 2001	10,100,000	10,100	64,900	-	-	-	-	(10,497)	64,503
Capital stock issued for cash – at $0.20	15,000	15	2,985	-	-	-	-	-	3,000
Net loss for the year	-	-	-	-	-			(24,818)	(24,818)
Balance, December 31, 2002	10,115,000	10,115	67,885	-	-	-	-	(35,315)	42,685
Net loss for the year	-	-	-	-	-			(21,576)	(21,576)
Balance, December 31, 2003	10,115,000	10,115	67,885	-	-	-	-	(56,891)	21,109
Pursuant to the acquisition of patent – at $1.96	4,000,000	7,840	7,832,160	-	-	-	-	-	7,840,000
Capital stock issued for patent commission – at $1.96	400,000	784	783,216	-	-	-	-	-	784,000
Capital stock issued for cash – at $1.00	420,000	420	146,584	840,000	272,996	-	-	-	420,000
Capital stock issued for commission - at $1.00 Less: Finders fee Commission	42,000 - -	42 - -	41,958 (42,000) (35,000)	- - -	- - -	- - -	- - -	- -	42,000 (42,000) (35,000)
Capital stock issued for cash – at $2.30	100,000	100	132,589	100,000	97,311	-	-	-	230,000
Capital stock issued for cash – at $2.30 Capital stock issued for commission Less: Commission	437,956 50,594 -	438 116 -	1,006,861 116,250 (116,366)	- - -	- - -	- - -	- - -	- - -	1,007,299 116,636 (116,636)
Capital contribution	-	-	-	-	-	6,000			6,000
Stock subscriptions	-	-	-	-	-	-	426,329	-	426,329
Net loss for the year	-	-	-	-	-	-	-	(1,863,376)	(1,863,376)
Balance, December 31, 2004	15,565,550	$ 19,855	$ 9,934,137	940,000	$ 370,307	$ 6,000	$ 426,329	$ (1,920,267)	$ 8,836,361

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc.  Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage.  During the year ended December 31, 2004, the Company abandoned the development of a Website designed to earn income from companies who were prepared to advertise on the Website for a fee.  By a letter of intent dated February 7, 2004 and an agreement dated May 31, 2004, the Company acquired intellectual property that included a certain patent and patent applications concerning molecular diagnostic test products for cancer detection.  The Company plans to develop and commercialize the proprietary technology in the bio-medical industry

These consolidated financial statements have been prepared on a going concern basis.  At December 31, 2004, the Company has an accumulated deficit of $1,920,267 since inception and has yet to achieve profitable operations.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  Management plans to continue to provide for its capital needs during the year ended December 31, 2005 through issuing equity securities and short term loans.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Summary of Significant Accounting Principles

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment.  Actual results may differ from these estimates.

The consolidated financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting principles summarized below:

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Principles – (cont’d)

a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 99% owned subsidiary, Acrongenomics Hellas S.A., a Greek limited liability company and an entity incorporated by the Company.  All inter-company balances and transactions have been eliminated.  The consolidated accounts include 100% of the assets and liabilities of this majority-owned subsidiary and the ownership interests of the minority investor are recorded as minority interest.

b)

Equipment and Amortization

Equipment is recorded at cost and consists of furniture and fixtures.  The Company provides for amortization of the furniture and fixtures using the straight-line method over the estimated useful life of five years.

c)

Patents and Amortization

Patents and patent applications pending are recorded at cost.  The Company provides for amortization of patents on the straight-line basis over their estimated economic lives.  Patent applications are not amortized until the patents are awarded.

d)

Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain intangibles in accordance with Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined.

e)

Goodwill and Intangible Assets

The Company has adopted the provisions of Statement of Financial Accounting Standards (“FAS’) No. 142, “Goodwill and Intangible Assets”.  Under FAS No. 142, costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, shall be recognized as an expense when incurred.

Goodwill and intangible assets acquired for fair value having definite lives are amortized over their useful life.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Principles – (cont’d)

e)

Goodwill and Intangible Assets – (cont’d)

Under FAS 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying value exceeds its fair value.  The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

f)

Development Stage

The Company is a development stage company as defined in FAS Accounting Standards No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

g)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, subscriptions receivable, accounts payable and accrued liabilities and loan payable approximate their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company is subject to foreign exchange price risk as it has certain financial instruments which are denominated in foreign currencies.  The Company does not use derivative instruments to reduce its exposure to fluctuations in exchange rates.

h)

Income Taxes

The Company follows FAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

i)

Basic Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted-average number of shares outstanding during the period.

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Principles – (cont’d)

j)

Foreign Currency Translation

The Company’s functional currency is United States dollars.  The Company’s subsidiary uses the Euro as its functional currency as substantially all of its operations are in Greece.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting (“FAS”) No. 52.

The financial statements are translated using the current rate method.  Assets and liabilities denominated in a foreign currency are translated at exchange rates in effect at year-end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the year.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

k)

New Accounting Standards

Management does not believe that any recently issued but not effective accounting standards if currently adopted could have a material affect on the accompanying financial statements.

Note 3

Equipment

	2004			2003
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Furniture and fixtures	$ 31,660	$ 4,749	$ 26,911	$ -	$ -	$ -

Note 4

Patents

By a letter of intent dated February 7, 2004 and an agreement dated May 31, 2004, the Company acquired a patent and patent pending application from the president of the Company (appointed April 16, 2004) in exchange for 4,000,000 common shares of the Company at $1.96 per share (valued at the fair market value of the shares issued).  In addition, the Company issued 400,000 common shares at $1.96 as a finders fee with respect to the patents, which has been included in the capitalized cost of the patents.

	2004			2003
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Patent	$ 8,711,500	$ 273,158	$8,438,342	$ -	$ -	$ -

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Stated in US Dollars)

Note 5

Related Party Transactions – Notes 6, 9 and 10

During the year ended December 31, 2004, the Company incurred the following charges with officers and directors of the Company, a former officer and director of the Company, a company with a former officer and director of the Company in common and a company of which an officer and director is the spouse of the Company’s president:

	Years ended December 31,
	2004	2003

Accounting fees	$ 32,001	$ -
Consulting fees	33,641	-
Legal fees	60,656	-
Rent	14,000	-
Research and development	1,214,400	-

	$ 1,354,698	$ -

These expenditures were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Accounts payable and accrued liabilities at December 31, 2004 includes $886,989 (2003: $Nil) owing to an officer and director of the Company, a former officer and director of the Company, a company with a former officer and director of the Company in common and a company of which an officer and director is the spouse of the Company’s president.

Note 6

Loan Payable

The loan payable is due to an officer and director of a company of which an officer and director is the spouse of the Company’s and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 7

Capital Stock – Note 10

Commitments

Share Purchase Warrants

At December 31, 2004, 940,000 (2003:  Nil) share purchase warrants are outstanding.  Of this total, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.00 per share until May 7, 2007, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.20 per share until May 7, 2007 and 100,000 warrants entitle the holders the right to purchase one common share of the Company at $2.30 per share until September 7, 2006.  The Company has recorded $370,307 with respect to the share purchase warrants which represents their fair value when issued.

ACRONGENOMICS, INC.

(formerly Cellway Ventures Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Stated in US Dollars)

Note 7

Capital Stock – Note 10 – (cont’d)

Commitments – (cont’d)

Stock Subscriptions

As at December 31, 2004, the Company had executed stock subscription agreements for a private placement of 180,668 common shares at prices ranging from $2.30 to $2.40 per share for total proceeds to be received of $426,329.  Subsequent to December 31, 2004, the Company received the proceeds of $426,329.

Note 8

Deferred Tax Assets

At December 31, 2004, the Company has incurred accumulated non-capital losses in the United States totalling approximately $1,879,799 and non-capital losses in Greece totalling $40,468 which can be carried forward and applied against future taxable income.

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital losses carryforward	$ 558,540
Valuation allowance for deferred tax asset	(558,540)
$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely that not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.  During the year ended December 31, 2004, the following transactions were excluded from the statement of cash flow. Patent and a patent pending application were acquired in exchange for 4,000,000 common shares at $1.96 per share totalling $7,840,000.

ii)

The Company issued 400,000 common shares at $1.96 as a patent commission, 42,000 common shares at $1.00 as a private placement commission to a former officer and director of the Company and 50,594 common shares at $2.30 as a private placement commission.

i)

A company in which an officer and director is the Company’s president’s spouse provided rent at no charge and the fair value of $6,000 has been recorded as contributed surplus.

Note 10

       Subsequent Events

i)

By an invoice dated February 15, 2005, the Company incurred research and development costs totaling $790,000 charge by a company of which an officer and director is the spouse of the Company’s president.

ii)

Subsequent to December 31, 2004, the Company executed stock subscription agreements for a private placement of 513,683 common shares at $3.50 per share for total proceeds received of $1,797,840.

 ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Dismissal of Accountant

On January 21, 2005, Morgan & Company, Chartered Accountants (“Morgan & Co.”), the principal accountant previously engaged to audit Acrongenomics’ financial statements were dismissed as auditors of the Company. Morgan & Co. audited Acrongenomics’ consolidated financial statements for our two most recent fiscal years ended December 31, 2003.

The report of Morgan & Co. accompanying the audit for our two most recent fiscal years ended December 31, 2003 was not qualified or qualified as to audit scope or accounting principles. However, such report did contain a modification with regards to the entity's ability to continue as a going concern.

Acrongenomics’ board of directors approved the change of independent auditors.

During our two most recent fiscal years ended December 31, 2003, and during the subsequent interim period preceding the date of dismissal there were no disagreements between Acrongenomics and Morgan & Co. on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.

During our two most recent fiscal years ended December 31, 2003, and during the subsequent interim period preceding the date of resignation there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B").

The Company provided Morgan & Co. with a copy of the above disclosures on January 25, 2005, and requested that Morgan & Co. furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree.

A copy of letter was filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2005.

(b) Engagement of New Accountant

On January 21, 2005, Acrongenomics’ Board of Directors appointed Amisano Hanson, Chartered Accountants as the Company's new independent accountants.

During its two most recent fiscal years ended December 31, 2004, Acrongenomics did not consult with Amisano Hanson regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did Acrongenomics consult with Amisano Hanson with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 8A.

CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President, Dr. Eleftherios Georgakopolous, and Chief Financial Officer, Mr. Ronald Lizée, as appropriate, to allow timely decisions regarding required disclosure.

Within the last 90 days, we carried out an evaluation, undertaken by our sole officer and director, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer  and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of March 31, 2005 are as follows:

Name	Age Positions
Eleftherios Georgakopolous	38 Director, Chief Executive Officer
Ronald Lizée	47 Director, Chief Financial Officer, Treasurer
Constantine Poulios	32 Director, Vice President, Secretary

Set forth below is a brief description of the background and business experience of our officers and directors.

Dr. Georgakopoulos engaged in medical research since 1991.  He was awarded degrees in Biology in 1989; Genetics, Biochemistry and Microbiology in 1992, both from Karl-Ruprecht University of Heidelberg, and achieved a Ph.D in Neurobiology in 1995 awarded by the Medical School, University of Heidelberg.  Dr. Georgakopoulos worked with GlaxoWellcome SA in the area of central nervous system drugs from September, 1995 to March, 1996 at which time he completed his military service obligations.  In November, 1997, Dr. Georgakopoulos was engaged to set up and manage the Department of Molecular Biology and Genetics, Medical Centre of Athens, where he remained until September, 2001.  From September, 2001 until April, 2003, Dr. Georgakopoulos was the founder and General Manager of the Biotechnology Department, Iatriki Techniki S.A. with particular emphasis on Molecular Diagnostics.  From April, 2003, Dr. Georgakopoulos was Senior Research Scientist with Forth Photonic Hellas S.A, responsible for organizing and conducting clinical trials in the biophysics area and handling regulatory issued related to clinical trials.  Since February, 2004, Dr, Georgakopoulos has focused on founding and organizing Acongenomics, both in the US and Greece.

Mr. Lizée is the owner/operator of Lizée Gauthier, Certified General Accountants where he has practiced since 1982.  Mr Lizée has over 25 years experience in the fields of tax, accounting and auditing.  He graduated from the University of Saskatchewan in 1981 with a B.Comm, Accounting and gained his CGA in 1987, and CFP in 1993.  Mr Lizée has experience in financial management within public companies having served as a director and CFO during 1995 to 1999 and he is the owner and CEO of a franchise chain operating in several Canadian provinces.

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

The following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years.

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
W. Scott Lawler	President, Member of the Board of Directors	1/0	1/1	None
Ron Lizée	Chief Financial Officer, Member of the Board of Directors	1/0	None	None
Rick Walchuk	CEO, Secretary and Member of the Board of Directors	1/0	None	None
Eleftherios Georgakopoulos	President and Member of the Board of Directors	1/0	1/1	None
Constantine Poulios	Vice President and Member of the Board of Directors	1/0	None	None

Board and Committees

The members of our Board of Directors are elected annually by our shareholders and hold office until the next annual shareholders meeting or until his successor is duly elected and qualified.  During 2004, the Board of Directors consisted of only three (3) members and no formal meetings of the Board of Directors were held. Our Board of Directors acted during 2004 through the execution of Unanimous Written Consents of the Board of Directors.

The Board of Directors does not at this time have an Audit Committee. The Board of Directors performs the same functions as an audit committee. Since there are no independent members of the Board of Directors, it is not feasible at this time to have an audit committee.

Code of Ethics

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company anticipates that it will prepare and adopt such a code of ethics during the second quarter of fiscal year 2005.  Upon completion and adoption, the Company intends to file a copy of its code of ethics with the Securities and Exchange Commission and will post it on the Company’s website.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to our executive officers during the past three fiscal years. No other compensation was paid to our executive directors, other than the compensation set forth below.

Summary Compensation Table

Name	Title	Year	Salary	Bonus	Other Annual Compensation

Jack Morgan	President, Secretary and Treasurer	2003 2002 2001	$0 $0 $0	0 0 0	0 0 0
W. Scott Lawler (1)	President, Secretary and Treasurer	2004	$0	$15,000	0
Rick Walchuk	CEO and Secretary	2004	$28,160	0	0
Eleftherios Georgakopolous (2)	President	2004	$5,481	0	0

(1) Mr. Lawler’s compensation was paid to his consulting firm, International Securities Group Ltd.

(2) Dr. Georgakopolous received this compensation from Acrongenomics subsidiary.

Stock Option Grants

We did not grant any stock options to the directors or executive officers during our most recent fiscal year ended December 31, 2004.  We have also not granted any stock options to the directors or executive officers since December 31, 2004.

Exercises of Stock Options And Year-End Option Values

No stock options were exercised by our officers, directors or employees during the fiscal year ended December 31, 2004.  No stock options have been executed since December 31, 2004.

Outstanding Stock Options

We do not have any stock options outstanding.

Management Agreement

We do not have management or other compensation agreements with any other officers or directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 23, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	Eleftherios Georgakopoulos President and Director 38A Posidinos 17455 Alimos Athens, Greece	4,000,000 Shares	25.4%
Common Stock	Ronald Lizée Chief Financial Officer, Secretary and Director 202-3550 Taylor Street East Saskatoon, Sask S7H 5H9	0 Shares	0%
Common Stock	Constantine D. Poulios Vice President and Director 38A Posidinos 17455Alimos Athens, Greece	0 Shares	0%
Common Stock	All Officers and Directors as a group (3 persons)	4,000,000 Shares	25.4%

(1)

Based on 15,742,218 shares of our common stock issued and outstanding as of March 23, 2005.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below under the heading, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

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

During fiscal year 2004, a total of $32,100 in fees was billed to the Company by Lizée Gauthier, Certified General Accountants, of which the Company’s CFO, Mr. Lizée, is the proprietor, for accounting work provided to the Company by Mr. Lizée. During such period, a total of $23,435 was paid to Lizee Gauthier against such invoices.

During fiscal year 2004, a total of $15,000 was paid as directors and officers compensation for Mr. Lawler’s serving as President and sole member of the Company’s Board of Directors. An additional amount of $37,546.50 was paid for consulting fees during 2004. Both amounts were paid to Mr. Lawler’s consulting firm, International Securities Group Ltd.

In early 2004, Acrongenomics entered into an arrangement with Euro Genet Labs, a Greek corporation, whereby Euro Genet Labs would provide Acrongenomics with lab services, including the conducting of testing of blood samples to test Acrongenomics proprietary technology and to assist in the development of such technology. A formal, written agreement regarding these services has not yet been entered into between Acrongenomics and Euro Genet Labs. Pursuant to this arrangement, during fiscal year 2004, Acrongenomics paid to Euro Genet Labs a total of $351,900 and an additional $775,000 were owed to Euro Genet as of December 31, 2004. Ms. Stratakis is the wife of our president, Dr. Eleftherios Georgakopolous, and is also a minority shareholder and a director of Euro Genet Labs.

During 2004, the Company has occupied office space consisting of approximately 500 square feet, located at 38A Posidonos Avenue 17455 Alimos, Athens, Greece, for its executive offices.  This space, along with reception, photocopy and facsimile transmission services, are provided by EuroGenet Labs, Inc., a related party. During 2004, the Company was able to occupy this space without the payment of rent for 3 months, which was valued at $6,000 and recorded as contributed surplus on the Company’s balance sheet. The Company intends to enter into an agreement with EuroGenet Labs, Inc. to sublease these premises on a long term basis for $2,000 per month.

On May 5, 2004, we issued 4 million restricted shares of our common stock to one of our directors, Dr. Eleftherios Georgakopoulos, in consideration of his transfer of two (2) Greek patents and four (4) Greek patent applications, intellectual property and associated know-how to the Acrongenomics. These patents related to a proprietary technological product for the detection of epithelial cancer, referred to as the “EP-CAM Detection Kit.” Since the time that this acquisition was announced, the Ep-Cam Detection Kit has undergone certain improvements and enhancements and was later referred to as the “Neo Ep-Cam Detection Kit.” Acrongenomics then finalized the acquisition of the intellectual property related to the Neo Ep-Cam Detection Kit, for which it issued 4 million shares of common stock to Dr. Georgakopoulos. As a result of the acquisition, the Company now owns the rights to the following two (2) Greek patents and four (4) Greek patent applications:

Greek Patent No. 1004303, issued November 6, 2002, entitled “Detection of cancer membrane antigen Ep-Cam and identification of circulating micrometastatic cancer cells in peripheral blood (and tissues) in patients with cancer of epithelial origin.”

Greek Patent No. 1004765, issued December 22, 2004 – PCT-Pending, entitled “Detection of cancer membrane antigen Ep-Cam and identification of circulating micrometastatic cancer cells in peripheral blood (and tissues) in patients with cancer of epithelial origin.”

Greek Patent Application No. 20040100269, dated July 2, 2004, entitled “Prototype RT and PCR protocols using Neowater and detection of cancer membrane antigen Ep-Cam and identification of circulating micrometastatic cancer cells in peripheral blood (and tissues) in patients with cancer of epithelial origin.”

Greek Patent Application No. 20040100270, dated July 2, 2004, entitled “Prototype RT and PCR protocols without magnesium chloride using Neowater and detection of cancer membrane antigen Ep-Cam and identification of circulating micrometastatic cancer cells in peripheral blood (and tissues) in patients with cancer of epithelial origin.”

Greek Patent Applications Nos. 20040100271 and 20040100273, also dated July 2, 2004, share the same titles as the two (2) patent applications immediately preceding this paragraph. However, these two additional patent applications are differentiated by certain technical features.

ITEM 13.

EXHIBITS

(a)

Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Patent Acquisition Agreement dated May 31, 2004 entered into by and between Acrongenomics and Dr. Eleftherios Georgakopoulos
31	Rule 13a-14(a)/15d-14(a) Certification – Signed by Eleftherios Georgkopoulos, Chief Executive Officer (2)
31	Rule 13a-14(a)/15d-14(a) Certification - Signed by Ron Lizée, Chief Financial Officer(2)
32	Section 1350 Certification – Signed by Eleftherios Georgkopoulos, Chief Executive Officer(2)
32	Section 1350 Certification – Signed by Ron Lizée, Chief Financial Officer(2)

(1)

Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB originally filed May 24, 2002, as amended.

(2)

Filed Herewith.

ITEM 14.

PRINCIPAL AUDITORS FEES.

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by Amisano Hanson for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Amisano Hanson in connection with statutory and regulatory filings or engagements were $15,000.

The aggregate fees billed for  the fiscal year ended December 31, 2003 for professional services rendered by Morgan & Company for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Morgan & Company in connection with statutory and regulatory filings or engagements were $3500.

Audit-Related Fees

There were no fees for other audit related services by Amisano Hanson for the fiscal year ended 2004 or by Morgan and Company for the fiscal years ended 2003.

Tax Fees

There were no fees for tax related services for the fiscal years ended 2003 and 2004.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Amisano Hanson or Morgan & Company, other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS INC.

By:

/s/ Eleftherios Georgakopoulos

Eleftherios Georgakopoulos, President and Director

Date: April 27, 2005

By:

/s/ Ronald Lizée

Ronald Lizée, Chief Financial Officer, Secretary and Director

Date: April 27, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Eleftherios Georgakopoulos

Eleftherios Georgakopoulos, President and Director – principal executive officer

Date: April 27, 2005

By:

/s/ Ronald Lizée

Ronald Lizée, Chief Financial Officer, Secretary and Director - principal accounting officer

Date: April 27, 2005

By:

/s/ Constantine D. Poulios

Constantine D. Poulios, Chief Vice President and Director

Date: April 27, 2005