Form 10QSB
period 2005-03-31
ACRONGENOMICS INC
filed 2005-05-20
CIK 1104502

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2005

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

Telephone: (+30) 210 985 9203

(Issuer’s telephone number)

1530 9th Avenue, S.E.

Calgary, Alberta, Canada, T2G-0T7

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

15,746,218 shares of common stock, $.001 par value, as of May 11, 2005.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

#

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Page

Interim Consolidated Balance Sheet	3

Interim Consolidated Statements of Loss and Deficit	4

Interim Consolidated Statements of Cash Flows	5

Interim Consolidated Statements of Stockholders’ Equity	6

Notes to Interim Financial Statements	8 - 10

ACRONGENOMICS, INC.

(A Development Stage Company)

 INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

		March 31,	December 31,
ASSETS		2005	2004

Current
Cash		$ 79,163	$ 1,012,484
Subscriptions receivable		-	426,329
Government value added tax receivable		8,138	8,138

		87,301	1,446,951

Equipment		25,327	26,911
Patents		8,321,274	8,438,342

		$ 8,433,902	$ 9,912,204

LIABILITIES

Current
Accounts payable and accrued liabilities– Note 4		$ 842,486	$ 939,015
Loan payable – Note 5		136,361	136,475

		978,847	1,075,490
Minority interest		299	353

		979,146	1,075,843

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 6 and 8
100,000,000	shares authorized
15,746,218	shares issued (2004: 15,565,550)	15,746	15,565
Additional paid-in capital		10,364,599	9,938,427
Stock purchase warrants – Note 6		370,307	370,307
Contributed surplus – Note 7		6,000	6,000
Stock subscriptions		-	426,329
Deficit accumulated during the development stage		(3,301,896)	(1,920,267)

		7,454,756	8,836,361

		$ 8,433,902	$ 9,912,204

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2005 and 2004

and from August 17, 1999 (Date of Inception) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

			August 17, 1999
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2005	2004	2005

Expenses
Accounting and audit fees - Note 4	$ 29,007	$ -	$ 95,339
Amortization	118,652	-	396,559
Appraisals	-	-	10,000
Bank charges	717	109	1,693
Consulting fees - Note 4	3,760	4,567	79,597
Legal fees - Note 4	9,565	19,280	107,650
Office and miscellaneous	106	634	19,692
Public relations	70,000	-	253,268
Rent - Notes 4 and 7	6,000	-	20,000
Research and development - Note 4	1,144,000	-	2,270,900
Telephone	-	-	5,017
Transfer agent and filing fees	715	3,365	10,763
Travel	-	11,959	28,526
Utilities	-	-	2,934
Website development	104	142	4,996

	(1,382,626)	(40,056)	(3,306,934)
Loss before the following
Foreign exchange gain	943	-	3,501
Minority interest in loss of subsidiary	54	-	459
Interest income	-	-	1,078

Net loss	$ (1,381,629)	$ (40,056)	$ (3,301,896)

Basic and diluted loss per share	$ (0.09)	$ (0.01)

Weighted average shares outstanding	15,663,913	10,115,000

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2005 and 2004

and from August 17, 1999 (Date of Inception) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

			August 17, 1999
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2005	2004	2005
Cash flows used in operating activities
Net loss for the period	$ (1,381,629)	$ (40,056)	$ (3,301,896)
Items not affecting cash:
Non-cash rent expense	-	-	6,000
Amortization	118,652	-	396,559
Minority interest	(54)	-	(459)
Changes in non-cash working capital items:
Subscriptions receivable	426,329	-	-
Government value added tax receivable	-	-	(8,138)
Prepaid expenses	-	110
Accounts payable and accrued liabilities	(96,529)	(532)	842,486

Cash used in operating activities	(933,231)	(40,478)	(2,065,448)

Cash flows used in investing activities
Patents	-	-	(87,500)
Equipment purchases	-	-	(31,660)

Cash used in investing activities	-	-	(119,160)

Cash flows provided by financing activities
Common stock issued for cash	24	-	1,756,345
Stock purchase warrants	-	-	370,307
Loan payable	(114)	19,679	136,361
Minority interest	-	-	758

Cash provided by (used in) financing activities	(90)	19,679	2,263,771

Net increase (decrease) in cash	(933,321)	(20,799)	79,163

Cash, beginning of period	1,012,484	23,274	-

Cash, end of period	$ 79,163	$ 2,475	$ 79,163

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash transactions – Note 7

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY

from the period August 17, 1999 (Date of Inception) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

								Deficit
	Common Stock							Accumulated
			Additional					During the
			Paid-in	Warrants		Contributed	Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Surplus	Subscriptions	Stage	Total

Capital stock issued for cash - at $0.001 - at $0.01	5,000,000 5,000,000	$ 5,000 5,000	$ - 45,000	-	$ - -	$ - -	$ - -	$ - -	$ 5,000 50,000
Net loss for the period	-	-	-	-	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999	10,000,000	10,000	45,000	-	-	-	-	(2,116)	52,884
Capital stock issued for cash - at $0.20	100,000	100	19,900	-	-	-	-	-	20,000
Net loss for the year	-	-	-	-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000	10,100,000	10,100	64,900	-	-	-	-	(10,292)	64,708
Net loss for the year	-	-	-	-	-	-	-	(205)	(205)

Balance, December 31, 2001	10,100,000	10,100	64,900	-	-	-	-	(10,497)	64,503
– Capital stock issued for cash - at $0.20	15,000	15	2,985	-	-	-	-	-	3,000
Net loss for the year	-	-	-	-	-			(24,818)	(24,818)

Balance, December 31, 2002	10,115,000	10,115	67,885	-	-	-	-	(35,315)	42,685
Net loss for the year	-	-	-	-	-			(21,576)	(21,576)

Balance, December 31, 2003	10,115,000	10,115	67,885	-	-	-	-	(56,891)	21,109
Pursuant to the acquisition of patent – - at $1.96	4,000,000	4,000	7,836,000	-	-	-	-	-	7,840,000
Capital stock issued for patent commission - at $1.96	400,000	400	783,600	-	-	-	-	-	784,000
– Capital stock issued for cash - at $1.00	420,000	420	146,584	840,000	272,996	-	-	-	420,000
Capital stock issued for commission - - at $1.00	42,000	42	41,958	-	-	-	-	-	42,000
Less: commission	-	-	(42,000)	-	-	-	-	-	(42,000)
commission	-	-	(35,000)	-	-	-	-	-	(35,000)
– Capital stock issued for cash - at $2.30	100,000	100	132,589	100,000	97,311	-	-	-	230,000
- at $2.30	437,956	438	1,006,861	-	-	-	-	-	1,007,299
Capital stock issued for commission	50,594	50	116,316	-	-	-	-	-	116,366
Less: commission	-	-	(116,366)	-	-	-	-	-	(116,366)
Capital contribution	-	-	-	-	-	6,000			6,000
Stock subscriptions	-	-	-	-	-	-	426,329	-	426,329
Net loss for the year	-	-	-	-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004	15,565,550	15,565	9,938,427	940,000	370,307	6,000	426,329	(1,920,267)	8,836,361

Continued

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY

from the period August 17, 1999 (Date of Inception) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

								Deficit
	Common Stock							Accumulated
			Additional					During the
			Paid-in	Warrants		Contributed	Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Surplus	Subscriptions	Stage	Total

Capital stock issued for cash - at $2.30	72,500	73	166,677	-	-	-	-	-	166,750
- at $2.40	108,168	108	259,495	-	-	-	-	-	259,603
Stock subscriptions received	-	-	-	-	-	-	(426,329)	-	(426,329)
Net loss for the year	-	-	-	-	-	-	-	(1,381,629)	(1,381,629)

Balance, March 31, 2005	15,746,218	$ 15,746	$ 10,364,599	940,000	$ 370,307	$ 6,000	$ -	$ (3,301,896)	$ 7,454,756

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

 (A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc.  Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage.  During the year ended December 31, 2004, the Company abandoned the development of a Website designed to earn income from companies who were prepared to advertise on the Website for a fee.  By a letter of intent dated February 7, 2004 and an agreement dated May 31, 2004, the Company acquired intellectual property that included a certain patent and patent applications concerning molecular diagnostic test products for cancer detection.  The Company plans to develop and commercialize the proprietary technology in the bio-medical industry

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2004 and 2003, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2005 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at March 31, 2005, the Company has a working capital deficiency of $891,546, has not yet achieved profitable operations and has accumulated a deficit of $3,301,896 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Continuance of Operations –(cont’d)

The Company’s current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months.  The Company intends to support operations for the year ended December 31, 2005 through loans and share issuances.

Note 3

Significant Accounting Policy

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 99% owned subsidiary, Acrongenomics Hellas S.A., a Greek limited liability company, an entity incorporated by the Company.  All inter-company balances and transactions have been eliminated.  The consolidated accounts include 100% of the assets and liabilities of this majority-owned subsidiary and the ownership interests of a minority investor are recorded as minority interest.

Note 4

Related Party Transactions – Notes 6 and 9

During the three months ended March 31, 2005, the Company incurred the following charges with officers and directors of the Company, a former officer and director of the Company, a company with a former officer and director of the Company in common and a company of which an officer and director is the spouse of the Company’s president:

	Three months ended
	March 31,	March 31,
	2005	2004

Accounting fees	$ 7,564	$ -
Consulting fees	3,760	-
Legal fees	9,565	-
Rent	6,000	-
Research and development	1,144,000	-

	$ 1,170,889	$ -

These expenditures were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Accounts payable and accrued liabilities at March 31, 2005 includes $814,203 (December 31, 2004: $886,989) owing to an officer and director of the Company, a company with a former officer and director of the Company in common and a company of which an officer and director is the spouse of the Company’s president.

Note 5

Loan Payable

The loan payable is due to an officer and director of a company of which an officer and director is the spouse of the Company’s and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6

Capital Stock – Note 8

Commitments

Share Purchase Warrants

At March 31, 2005, 940,000 (December 31, 2004: 940,000) share purchase warrants are outstanding.  Of this total, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.00 per share until May 7, 2007, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.20 per share until May 7, 2007 and 100,000 warrants entitle the holders the right to purchase one common share of the Company at $2.30 per share until September 7, 2006.  The Company has recorded $370,307 with respect to the share purchase warrants which represents their fair value when issued.

Note 7

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.  During the year ended December 31, 2004, the following transactions were excluded from the statement of cash flow.

i)

Patent and a patent pending application were acquired in exchange for 4,000,000 common shares at $1.96 per share totalling $7,840,000.

ii)

The Company issued 400,000 common shares at $1.96 as a patent commission, 42,000 common shares at $1.00 as a private placement commission to a former officer and director of the Company and 50,594 common shares at $2.30 as a private placement commission.

iii)

A company in which an officer and director is the Company’s president’s spouse provided rent at no charge and the fair value of $6,000 has been recorded as contributed surplus.

Note 8

Subsequent Event

Subsequent to March 31, 2005, the Company executed stock subscription agreements for a private placement of 551,443 common shares at $3.50 per share for total proceeds of $1,930,050.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

PLAN OF OPERATION

Acrongenomics, Inc., a Nevada corporation (the “Company”)  is a research and development company focused in the field of Molecular Invitro Diagnostic (IVD) sector.  The global market for (IVD) tests are a relatively new field, but with substantial progress over the last few years.  During the first quarter of the year ended December 31, 2004, the Company finalized the acquisition of important patent and patent applications through the issuance of 4,000,000 shares of its common stock.  This acquisition provided our Company with our first product known as EP-CAM™ Detection Kit, which is a highly predictive molecular diagnostic test for micrometastic cancer of epithelial origin.  This EP-CAM™ Detection Kit was based on the most common platform in molecular diagnostic called Polymenase Chain Reaction (PCR) technology.  An Elisa system was used as an end point detector.

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

During the rest of the year, our research continued by obtaining different tissue samples from patients suffering from various cancers and repeatedly testing these in order for our results to be accurate.

By advancing our know-how in nanotechnology, we managed to apply Neo-EPCAM™ on the detection of more markers and viral targets such as HER1, HER2, HER3, HER4, EBV, and HPV with the incorporation of the appropriate primers.  The characterization and evaluation program was confirmed with final detection in agarose gel, as well as in universal Elisa system.  The encouraging results derived by all these applications ultimately led to the establishment of our unique Nano-JETA™ Platform.  In essence, we believe that the Nano-JETA™ Platform manages to eliminate all known deficiencies and short comings of cancer diagnostic technologies that are currently available on a commercial basis.

The numerous potential applications of our Nano-JETA™ platform are of crucial importance in realizing its diversity.  There is a substantially large range of possible permutations waiting to be explored, and therefore our main focus for the next year is to evolve our Nano-JETA™ Platform in Real-Time PCR by characterization process and design control for markers such as p53, vEFG, bcl2, HBV and HCV.  We also envision exploring for further market needs by researching and developing solutions in areas as diverse as molecular biology, genetic engineering, microbiology and virology.

On May 5, 2005, Acrongenomics Inc. announced the completion of its first clinical validation study to further establish its Nano-JETA™ technology platform in regards to Real Time PCR applications, the Nano-JETA™ Real Time PCR.

The study was designed to intentionally incorporate the most difficult parameters such as blind control, multi-centre clinical validation study, with variant and unidentified patient status (primary or metastatic, follow up or on treatment).

The original number of patient samples was 250 but according to our Quality Control acceptance criteria, only 236 patient samples qualified as appropriate for participating in the study.  The remaining 14 samples were rejected. Therefore, RNA was extracted from fresh blood samples of 236 patients suffering from breast and colon cancer.  cDNA was produced according to both Nano-JETA™ and conventional cDNA protocols.

The results of the study indicate that Nano-JETA™ Real Time PCR is significantly more sensitive than conventional Real Time PCR in a fraction of the time.  We believe that the Nano-JETA™ technology platform developed by Acrongenomics Inc. will be considered as a breakthrough application.  Its current potential allows for rapid diagnostic applications that will reveal stability, sensitivity, specificity and reproducibility.

Acrongenomics Inc. raised a substantial amount of funds, through private placements during the year with the majority being allocated to completing the above research. The Company continues to search for potential investors to obtain additional funds to keep the momentum of our research ongoing.  The Company estimates that it will need approximately $3.5 million to meet its overhead requirements for the next 12 months.  As of May 4, 2005, the Company had $1,237,168 cash and therefore will have to raise an additional $2,262,832 during the next 12 months to meet its budgeted operating expenses.

RESULTS OF OPERATIONS

The Company earned no revenue during 2004 or the first quarter ended March 31, 2005.  Acrongenomics Inc. is still in the development stage and does not anticipate earning any revenues until such time as it can establish an alliance with targeted companies to market or distribute our product, the Neo-EPCAM™ Detection Kit.

However, the Company has been very successful in attracting potential investors and shareholders through various private placements.  Acrongenomics Inc. has raised cash in the total amount  of $426,353 during the first three (3) months of 2005 through the issuance of 180,668 shares.  This has allowed our Company to meet all of our overhead obligations as well as maintaining our continuous pursuit to complete our product research and development.  Subsequent to March 31, 2005, our Company executed subscription agreements for 551,443 shares at $3.50 per share for a total of $ 1,930,050.

The Company incurred operating expenses in the amount of $1,382,626 for three (3) months ended March 03, 2005, compared with expenses of $40,056 the same period from the previous year.  The operating expenses of $1,382,626 incurred during the last three (3) months included $3,760 for consulting fees, $6,000 for facilities, such as rent, telephone and utilities, $1,144,000 for research and development and  $1,536 for office expenses , bank charges and website development, $118,652 for amortization, $70,000 for public relations and $38,572 for accounting, auditing and legal fees.

FINANCIAL CONDITION AND LIQUIDITY

The Company has cash on hand of $79,163 as at March 31, 2005, compared with $1,012,484 as at December 31, 2004.  We had a working capital deficit of $891,546 at March 31, 2005, compared to a working capital surplus of $371,461 as at December 31, 2004.

Our present cash reserves as of May 4, 2005 of $1,237,168 are sufficient to meet our cash requirements for approximately five (5) of the next twelve (12) months, which are estimated to be $3.5 million.

We will have to raise additional funds from the private placement of our securities in the amount of $2,262,832.

If we are successful on completing an equity financing, existing shareholders will experience a dilution of their interest in the Company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all our proposed projects in our business plan.

ITEM 3.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President, Dr. Eleftherios Georgeakopoulos, and Chief Financial Officer, Mr. Ronald Lizée, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended March 31, 2005, we sold the following unregistered shares of our common stock:

The Company commenced a private placement of its securities in December 2004. Between December 15, 2004 and February 22, 2005, the Company raised $1,433,627 in the private placement of 618,624 shares of common stock. The shares were sold to two (2) accredited investors located in Greece and the British West Indies and 35 accredited investors located in the U.S. The shares sold to the investors in Greece and the British West Indies were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”)

On March 22, 2005, the Company commenced another private placement of up to 600,000 shares at $3.50 per share.  As of the date of this filing, the Company has received subscriptions for 551,443 shares totaling $1,930,050 from 32 investors in the U.S., which were sold pursuant to Regulation D. promulgated by the SEC under the Securities Act.

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

The shares sold to the 32 investors located in the U.S. were sold pursuant to Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2005.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Patent and Asset Acquisition Agreement (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification – Signed by Eleftherios Georgakopoulos, Principal Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification - Signed by Ron Lizée, Principal Financial Officer(3)
32.1	Section 1350 Certification – Signed by Eleftherios Georgakopoulos, Principal Executive Officer(3)
32.2	Section 1350 Certification – Signed by Ron Lizée, Principal Financial Officer(3)

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

ACRONGENOMICS, INC.

Date:  May 16, 2005

By:         /s/ELEFTHERIOS GEORGAKOPOULOS

Name:   ELEFTHERIOS GEORGAKOPOULOS

Title:     President and Director – Principal Executive Officer

By:

 /s/ RON LIZÉE

Name:

RON LIZÉE

Title:

Chief Financial Officer, Secretary and Director – Principal Accounting Officer