Form 10QSB
period 2005-06-30
ACRONGENOMICS INC
filed 2005-08-18
CIK 1104502

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2005

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

16,297,661 shares of common stock, $.001 par value, as of July 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page 3, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Interim Balance Sheet	4

Interim Statements of Operations	5

Interim Statements of Cash Flows	6 - 7

Interim Statements of Operations (From Discontinued Operations of Acrongenomics Hellas S.A.)	8

Interim Statements of Stockholders’ Equity	9 -10

Notes to Interim Financial Statements	11-16

ACRONGENOMICS, INC.

(A Development Stage Company)

 INTERIM FINANCIAL STATEMENTS

June 30, 2005

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

June 30, 2005

(Stated in US Dollars)

(Unaudited)

		June 30,	December 31,
ASSETS		2005	2004

Current
Cash and cash equivalents		$ 546,020	$ 1,008,431
Subscriptions receivable		-	426,329
Amounts receivable – Note 7		31,096	-
Current assets of discontinued operations – Note 7		-	12,191

		577,116	1,446,951

Patents		8,234,795	8,438,342
Long-term assets of discontinued operations – Note 7		-	26,911

		$ 8,811,911	$ 9,912,204

LIABILITIES

Current
Accounts payable and accrued liabilities– Note 4		$ 437,118	$ 939,015
Loan payable – Note 5		1,000	134,526
Current liabilities of discontinued operations – Note 7		-	1,949

		438,118	1,075,490
Long-term assets of discontinued operations – Note 7		-	353

		438,118	1,075,843

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 6, 9 and 10
100,000,000	shares authorized
16,297,661	shares issued (2004: 15,565,550)	16,297	15,565
Additional paid-in capital		12,294,098	9,938,427
Stock purchase warrants – Note 6		370,307	370,307
Contributed surplus of discontinued operations– Note 7		6,000	6,000
Stock subscriptions		-	426,329
Deficit accumulated during the development stage		(4,312,909)	(1,920,267)

		8,373,793	8,836,361

		$ 8,811,911	$ 9,912,204

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2005 and 2004

and from August 17, 1999 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

					August 17, 1999
					(Date of
					Incorporation)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees – Note 4	$ 17,075	$ 9,519	$ 46,082	$ 14,654	$ 108,394
Amortization	117,068	-	234,136	-	507,294
Appraisals	-	-	-	-	10,000
Bank charges	1,406	334	2,123	443	3,092
Commissions	-	-	-	35,000	-
Consulting fees	-	12,283	-	16,850	70,356
Legal fees - Note 4	17,446	25,439	21,921	40,219	119,372
Office and miscellaneous	3,731	4,800	3,838	4,800	18,117
Public relations	47,739	58,031	117,739	58,031	301,007
Rent - Notes 4 and 9	6,000	-	12,000	-	12,000
Research and development – Note 4	804,000	-	1,948,000	-	3,074,900
Telephone	-	1,500	-	1,500	2,399
Transfer agent and filing fees	1,150	2,665	1,865	6,030	11,913
Travel	-	11,203	-	23,161	28,526
Website development	102	-	206	142	5,098

Loss before the following	(1,015,717)	(125,774)	(2,387,910)	(200,830)	(4,272,468)

Foreign exchange gain	122	-	1,121	-	4,397
Interest income	2,082	-	2,082	-	3,160

Loss from continuing operations	(1,013,513)	(125,774)	(2,384,707)	(200,830)	(4,264,911)
Loss from discontinued operations – Schedule 1	(2,589)	(26,605)	(7,935)	(26,605)	(47,998)

Net loss	$ (1,016,102)	$ (152,379)	$ (2,392,642)	$ (227,435)	$ (4,312,909)

Basic and diluted loss per share – continuing operations	$ (0.06)	$ (0.01)	$ (0.15)	$ (0.02)

Basic and diluted loss per share – discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	16,297,661	13,071,461	16,131,824	11,609,654

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2005 and 2004

and from August 17, 1999 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

			August 17, 1999
			(Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2005	2004	2005
Cash flows used in operating activities
Loss from continuing operations	$ (2,384,707)	$ (200,830)	$ (4,264,911)
Items not affecting cash:
Non-cash rent expense	-	-	6,000
Amortization	234,136	-	507,294
Changes in non-cash working capital items:
Subscriptions receivable	426,329	-
Amounts receivable	(31,096)	(11,903)	(31,096)
Prepaid expenses	-	110	-
Accounts payable and accrued liabilities	(501,897)	18,398	437,118

Cash used in operating activities	(2,257,235)	(194,225)	(3,345,595)

Cash flows used in investing activity
Patents	(30,589)	-	(118,089)

Cash flows provided by financing activities
Common stock issued for cash	1,930,074	420,000	3,686,395
Stock purchase warrants	-	-	370,307
Loan payable	(133,526)	19,679	1,000
Advances from (to)discontinued operations of disposed subsidiary	28,865	(75,000)	(47,998)

Cash provided by financing activities	1,825,413	364,679	4,009,704

Increase (decrease) in cash from continuing operations	(462,411)	170,454	546,020

Increase (decrease) in cash from discontinued operations – Note 8	(4,053)	36,536	-

Increase (decrease) in cash and cash equivalents during the period	(466,464)	206,990	546,020

Cash and cash equivalents, beginning of period	1,012,484	23,274	-

Cash and cash equivalents, end of period	$ 546,020	$ 230,264	$ 546,020

Cash and cash equivalents consist of:
Cash – continuing operations	$ 146,020	$ 193,728	$ 146,020
- discontinued operations	-	36,536	-
Term deposit – continuing operations	400,000	-	400,000

	$ 546,020	$ 230,264	$ 546,020

/cont’d

SEE ACCOMPANYING NOTES

                                            ACRONGENOMICS, INC.                     Continued

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2005 and 2004

and from August 17, 1999 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

August 17,
1999
(Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2005	2004	2005

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

           Non-cash transactions – Note 9

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

Schedule 1

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF ACRONGENOMICS HELLAS S.A.

for the three and six months ended June 30, 2005 and 2004

and from August 17, 1999 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

					August 17, 1999
					(Date of
					Incorporation)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees - Note 4	$ -	$ 4,020	$ -	$ 4,020	$ 4,020
Amortization	1,583	1,583	3,166	1,583	7,915
Bank charges	-	7		7	7
Consulting fees - Note 4	-	5,481	3,760	5,481	9,241
Legal fees - Note 4	-	634	-	634	634
Office and miscellaneous	-	6,382	-	6,382	5,307
Rent - Notes 4 and 9		4,000		4,000	14,000
Telephone	-	2,618	-	2,618	2,618
Utilities	-	1,880	-	1,880	2,934

Loss before the following	(1,583)	(26,605)	(6,926)	(26,605)	(46,676)

Foreign exchange loss	(121)	-	(178)	-	(896)
Minority interest in loss of subsidiary	17	-	71	-	476
Loss on disposal of subsidiary – Note 7	(902)	-	(902)	-	(902)

Loss from discontinued operations	$ (2,589)	$ (26,605)	$ (7,935)	$ (26,605)	$ (47,998)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY

for the period August 17, 1999 (Date of Inception) to June 30, 2005

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

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.         Continued

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY

from the period August 17, 1999 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

								Deficit
	Common Stock							Accumulated
			Additional					During the
			Paid-in	Warrants		Contributed	Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Surplus	Subscriptions	Stage	Total

Capital stock issued for cash - at $2.30	72,500	73	166,677	-	-	-	-	-	166,750
- at $2.40	108,168	108	259,495	-	-	-	-	-	259,603
Stock subscriptions received	-	-	-	-	-	-	(426,329)	-	(426,329)
Capital stock issued for cash - at $3.50	551,443	551	1,929,499	-	-	-	-	-	1,930,050
Net loss from continuing operations	-	-	-	-	-	-	-	(2,384,707)	(2,384,707)
Net loss from discontinued operations	-	-	-	-	-	-	-	(7,935)	(7,935)

Balance, June 30, 2005	16,297,661	$ 16,297	$ 12,294,098	940,000	$ 370,307	$ 6,000	$ -	$ (4,312,909)	$ 8,373,793

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

 (A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc.  Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage.  During the year ended December 31, 2004, the Company abandoned the development of a Website designed to earn income from companies who were prepared to advertise on the Website for a fee.  By a letter of intent dated February 7, 2004 and an agreement dated May 31, 2004, the Company acquired intellectual property that included a certain patent and patent applications concerning molecular diagnostic test products for cancer detection.  The Company plans to develop and commercialize the proprietary technology in the bio-medical industry

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2004 and 2003, as filed with the United States Securities and Exchange Commission.

The results of operations for the six months ended June 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at June 30, 2005, the Company has working capital of $138,998, has not yet achieved profitable operations and has accumulated a deficit of $4,312,909 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Continuance of Operations – (cont’d)

The Company’s current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months.  The Company intends to support operations for the year ended December 31, 2005 through loans and share issuances.

Note 3

Significant Accounting Policies

a)

Principles of Consolidation

The financial statements at December 31, 2004 include the accounts of the Company and its discontinued 99% owned subsidiary, Acrongenomics Hellas S.A. (“Hellas”), a Greek limited liability company, an entity incorporated by the Company.  On May 27, 2005, the Company disposed of its interest in Hellas (Note 7) and consequently the financial statements for the six months ended June 30, 2005 include the accounts of Hellas for the period from January 1, 2005 to May 27, 2005.  All inter-company balances and transactions have been eliminated.

b)

Stock-based Compensation

The Company has elected to apply the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors.  Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant.  Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options.  Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.  Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123.

Note 4

Related Party Transactions – Notes 5 and 9

During the six months ended June 30, 2005, the Company incurred the following charges with officers and directors of the Company, a former officer and director of the Company, a company with a former officer and director of the Company in common and a company of which an officer and director is the spouse of the Company’s president:

Note 4

Related Party Transactions – Notes 5 and 9 – (cont’d)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Accounting fees	$ 10,894	$ 8,501	$ 18,458	$ 8,501
Consulting fees	-	20,531	3,760	20,531
Legal fees	6,863	16,333	16,428	35,493
Rent	6,000	4,000	12,000	4,000
Research and development	804,000	-	1,948,000	74,900

	$ 827,757	$ 49,365	$ 1,998,646	$ 143,425

These expenditures were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Accounts payable and accrued liabilities at June 30, 2005 includes $414,895 (December 31, 2004: $886,989) owing to a company with an officer and director of the Company in common, a company with a former officer and director of the Company in common and a company of which an officer and director is the spouse of the Company’s president.

Note 5

Loan Payable

The loan payable is due to an officer and director of a company of which an officer and director is the spouse of the Company’s president and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6

Capital Stock – Note 10

Commitments

Share Purchase Warrants

At June 30, 2005, 940,000 (December 31, 2004: 940,000) share purchase warrants are outstanding.  Of this total, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.00 per share until May 7, 2007, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.20 per share until May 7, 2007 and 100,000 warrants entitle the holders the right to purchase one common share of the Company at $2.30 per share until September 7, 2006.  The Company has recorded $370,307 with respect to the share purchase warrants which represents their fair value when issued.

        Share Purchase Options

On May 17, 2005, the Company approved a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and/or consultants.  The exercise price, vesting and other terms will be determined upon grant by the administrator thereof.

Note 7

Discontinued Operations

On May 27, 2005, the Company disposed of 99% owned subsidiary, Acrongenomics Hellas S.A for cash consideration of $31,096.  Income related to the subsidiary has been disclosed up to the date of disposal as income from discontinued operations.

The net loss on disposal was determined as follows:

Proceeds on disposal of subsidiary	$ 31,096

Net assets of subsidiary
Cash	115
Government value added tax receivable	8,138
Capital assets	23,745

31,998

Net loss on disposal of subsidiary	$ (902)

The consolidated balance sheets include the following amounts related to the discontinued operations of the subsidiary.

	June 30, 2005	December 31, 2004

Cash and short-term investments	$ -	$ 4,053
Government value added tax receivable	-	8,138

Current assets of discontinued operations	$ -	$ 12,191

Capital assets	$ -	$ 26,911

Long-term assets of discontinued operations	$ -	$ 26,911

Loan payable	$ -	$ 1,949

Current liabilities of discontinued operations	$ -	$ 1,949

Minority interest	$ -	$ 353

Long-term liabilities of discontinued operations	$ -	$ 353

Note 8

Statement of Cash Flows

Cash flows from discontinued operations are as follows:

			August 17,
			1999
			(Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2005	2004	2005

Cash flows used in operating activities
Loss from discontinued operations	$ (7,935)	$ (26,605)	$ (47,998)
Items not affecting cash:
Loss on disposal of subsidiary	902	-	902
Amortization	3,166	1,583	7,915
Changes in non-cash working capital items:
Government value added tax receivable	-	(7,267)	(8,138)
Prepaid expenses	-	(1,054)	-
Accounts payable and accrued liabilities	-	4,000	-

Cash used in operating activities	(3,867)	(29,343)	(47,319)

Cash flows used in investing activity
Equipment purchases	-	(31,660)	(31,660)

Cash flows provided by financing activities
Proceeds from disposal of subsidiary	31,096	-	31,096
Advances from (to) parent company	(28,865)	75,000	47,998
Loan payable (receivable)	(1,949)	22,539	-
Minority interest	(353)	-	-

Cash provided by (used in) financing activities	(71)	97,539	79,094

Increase (decrease) in cash from discontinued operations prior to disposal	(3,938)	36,536	115

Cash balance of subsidiary on disposal	(115)	-	(115)

Increase (decrease) in cash from discontinued operations during the period	$ (4,053)	$ 36,536	$ -

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

Note 10

Subsequent Events

i)

On July 1, 2005, the Company entered into a six-month agreement for consulting services for which it agreed to pay $100,000 and issue 100,000 common shares of the Company.

ii)

On July 28, 2005, the Company agreed to grant 200,000 share purchase options with an effective date of grant of August 31, 2005.  These options will vest immediately, are exerciseable at $3.00 per share and expire on August 31, 2007.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

BACKGROUND

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

PLAN OF OPERATION

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

On July 1, 2005 Acrongenomics Inc. announced the launch of its Nano-JETA™ Real Time PCR Pilot Kits for DNA/RNA quantification with the use of Beta-Globin and Ep-Cam gene respectively.  The kits apply to scientific professionals for demonstration purposes only in order for the Company to obtain scientific feedback that will enhance the product’s usability.

Acrongenomics Inc. raised a substantial amount of funds, through private placements during the year with the majority being allocated to completing the above research. The Company continues to search for potential investors to obtain additional funds to keep the momentum of our research ongoing.  The Company estimates that it will need approximately $3.5 million to meet its overhead requirements for the next 12 months.  As of July 8, 2005, the Company had $546,020 cash and therefore will have to raise an additional $2,953,980 during the next 12 months to meet its budgeted operating expenses.

RESULTS OF OPERATIONS

The Company earned no revenue during 2004 or the first six months ended June 30, 2005.  Acrongenomics Inc. is still in the development stage and does not anticipate earning any revenues until such time as it can establish an alliance with targeted companies to market or distribute our product, the Neo-EPCAM™ Detection Kit.

However, the Company has been able to fund its operations by raising funds from investors through various private placements.  Acrongenomics Inc. has raised cash in the total amount of $1,930,050 during the three (3) months ending June 30, 2005 through the issuance of 551,443 shares.  This has allowed our Company to meet all of our overhead obligations as well as maintaining our continuous pursuit to complete our product research and development.

The Company incurred operating expenses in the amount of $2,392,642 for six (6) months ended June 30, 2005, compared with expenses of $227,435 the same period from the previous year.  The operating expenses of $2,392,642 incurred during the six (6) months ended June 30, 2005 included, $12,000 for rent, $1,948,000 for research and development and $4,829 for office expenses, bank charges transfer agents, and website development net of $3,203 from interest income and foreign exchange, $234,136 for amortization, $117,739 for public relations, $68,003for accounting, auditing and legal fees and $7,935 from loss on discontinued operations.

FINANCIAL CONDITION AND LIQUIDITY

The Company has cash on hand of $546,020 as at June 30, 2005, compared with $1,008,431 as at December 31, 2004.  We had a working capital surplus of $138,998 at June 30, 2005, compared to a working capital surplus of $371,461 as at December 31, 2004.

Our present cash reserves as of August 15, 2005 of $88,422 are sufficient to meet our cash requirements for the next 30 days.

We will have to raise additional funds from the private placement of our securities in the amount of $3.4 million to meet our budgeted operating expenses of $3.5 million per year.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2005, we sold the following unregistered shares of our common stock:

The Company commenced a private placement of its securities in December 2004. Between December 15, 2004 and February 22, 2005, the Company raised $1,433,627 in the private placement of 618,624 shares of common stock. The shares were sold to two (2) accredited investors located in Greece and the British West Indies and 35 accredited investors located in the U.S. The shares sold to the investors in Greece and the British West Indies were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”)

On March 22, 2005, the Company commenced another private placement of up to 600,000 shares at $3.50 per share.  Through June 30, 2005, the Company has received subscriptions for 551,443 shares totaling $1,930,050 from 32 investors in the U.S., which were sold pursuant to Regulation D. promulgated by the SEC under the Securities Act.

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

Date:  August 17, 2005

By:         /s/ ELEFTHERIOS GEORGAKOPOULOS

Name:   ELEFTHERIOS GEORGAKOPOULOS

Title:     President and Director – Principal Executive Officer

By:

 /s/ RON LIZÉE

Name:

RON LIZÉE

Title:

Chief Financial Officer, Secretary and Director – Principal Accounting Officer