Form 10QSB
period 2005-09-30
ACRONGENOMICS INC
filed 2005-11-15
CIK 1104502

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2005

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

16,880,661 shares of common stock, $.001 par value, as of October 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page 3, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Interim Balance Sheet	4

Interim Statements of Operations	5

Interim Statements of Cash Flows	6 - 7

Interim Statements of Operations (From Discontinued Operations of Acrongenomics Hellas S.A.)	8

Interim Statements of Stockholders’ Equity	9 -10

Notes to Interim Financial Statements	11-16

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

September 30, 2005

(Stated in US Dollars)

(Unaudited)

		September 30,	December 31,
ASSETS		2005	2004
Current
Cash		$ 403,336	$ 1,008,431
Subscriptions receivable		-	426,329
Prepaid expense - Note 9		250,666	-
Current assets of discontinued operations – Note 7		-	12,191

		654,003	1,446,951

Patents		8,118,526	8,438,342
Long-term assets of discontinued operations – Note 7		-	26,911

		$ 8,772,528	$ 9,912,204
LIABILITIES

Current
Accounts payable and accrued liabilities– Note 4		$ 64,612	$ 939,015
Loans payable – Note 5		11,000	134,526
Current liabilities of discontinued operations – Note 7		-	1,949

		75,612	1,075,490
Long-term assets of discontinued operations – Note 7		-	353

		75,612	1,075,843
STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 6, 9 and 10
100,000,000	shares authorized
16,880,661	shares issued (2004: 15,565,550)	16,880	15,565
Additional paid-in capital		13,871,535	9,938,427
Stock purchase warrants – Note 6		233,267	370,307
Additional paid-in capital of discontinued operations – Note 7		-	6,000
Stock subscriptions		-	426,329
Deficit accumulated during the development stage		(5,424,766)	(1,920,267)

		8,796,916	8,836,361

		$ 8,772,528	$ 9,912,204

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2005 and 2004 and from August 17, 1999 (Date of Inception) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

					August 17, 1999
					(Date of
					Incorporation)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees – Note 4	$ 15,731	$ 13,163	$ 61,813	$ 27,817	$ 124,125
Amortization	117,068	-	351,204	-	624,362
Appraisals	-	10,000	-	10,000	10,000
Bank charges	708	362	2,831	805	3,800
Consulting fees – Notes 4 and 9	284,000	39,197	284,000	56,047	354,356
Legal fees - Note 4	27,936	18,707	49,857	58,926	147,308
Office and miscellaneous	292	580	4,130	5,380	18,409
Public relations	60,000	113,428	177,739	171,459	361,007
Rent - Notes 4 and 9	6,000	-	18,000	-	18,000
Research and development – Note 4	294,000	351,900	2,242,000	351,900	3,368,900
Stock-based compensation – Note 6	300,980	-	300,980	-	300,980
Telephone	-	-	-	1,500	2,399
Transfer agent and filing fees	1,397	541	3,262	6,571	13,310
Travel	10,032	1,593	10,032	24,754	38,558
Website development	108		314	142	5,206

Loss before the following	(1,118,252)	(549,471)	(3,506,162)	(715,301)	(5,390,720)

Foreign exchange gain	123	-	1,244	-	4,520
Interest income	272	-	2,354	-	3,432

Loss from continuing operations	(1,117,857)	(549,471)	(3,502,564)	(715,301)	(5,382,768)
Loss from discontinued operations – Schedule 1	-	(7,303)	(1,935)	(33,908)	(41,998)

Net loss	$ (1,117,857)	$ (556,774)	$ (3,504,499)	$ (749,209)	$ (5,424,766)

Basic and diluted loss per share – continuing operations	$ (0.08)	$ (0.04)	$ (0.23)	$ (0.06)

Basic and diluted loss per share – discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	16,499,133	14,610,000	16,133,280	12,785,145

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2005 and 2004

and from August 17, 1999 (Date of Inception) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

			August 17, 1999
			(Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2005	2004	2005
Cash flows used in operating activities
Loss from continuing operations	$ (3,502,564)	$ (750,301)	$ (5,382,768)
Items not affecting cash:
Non-cash rent expense	-	-	6,000
Amortization	351,204	-	624,362
Stock-based compensation	300,980	-	300,980
Shares issued for consulting	468,000	-	468,000
Changes in non-cash working capital items:
Subscriptions receivable	426,329	-	-
Prepaid expenses	(250,666)	110	(250,666)
Accounts payable and accrued liabilities	(874,403)	29,650	64,612

Cash used in operating activities	(3,081,120)	(720,541)	(4,169,480)

Cash flows used in investing activity
Patents	(31,388)	-	(118,888)

Cash flows provided by financing activities
Common stock issued for cash	2,602,074	650,000	4,358,395
Stock purchase warrants	-	-	370,307
Increase (decrease) in loans payable	(123,526)	134,526	11,000
Advances from (to)discontinued operations of disposed subsidiary	28,865	(70,863)	(47,998)

Cash provided by financing activities	2,507,413	713,663	4,691,704

Increase (decrease) in cash from continuing operations	(605,095)	(6,878)	403,336

Increase (decrease) in cash from discontinued operations – Note 8	(4,053)	1,195	-

Increase (decrease) in cash during the period	(609,148)	(5,683)	403,336

Cash, beginning of period	1,012,484	23,274	-

Cash, end of period	$ 403,336	$ 17,591	$ 403,336

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

Schedule 1

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF ACRONGENOMICS HELLAS S.A.

for the three and nine months ended September 30, 2005 and 2004 and from August 17, 1999 (Date of Inception) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

					August 17, 1999
					(Date of
					Incorporation)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees - Note 4	$ -	$ -	$ -	$ 4,020	$ 4,020
Amortization	-	1,583	3,166	3,166	7,915
Bank charges	-	1	-	8	7
Consulting fees - Note 4	-	-	3,760	5,481	9,241
Legal fees - Note 4	-	-	-	634	634
Office and miscellaneous	-	665	-	7,047	5,307
Rent - Notes 4 and 9		4,000	-	8,000	14,000
Telephone	-	-	-	2,618	2,618
Utilities	-	1,054	-	2,934	2,934

Loss before the following	-	(7,303)	(6,926)	(33,908)	(46,676)

Foreign exchange loss	-	-	(178)	-	(896)
Minority interest in loss of subsidiary	-	-	71	-	476
Gain on disposal of subsidiary – Note 7	-	-	5,098	-	5,098

Loss from discontinued operations	$ -	$ (7,303)	$ (1,935)	$ (33,908)	$ (41,998)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY

for the period August 17, 1999 (Date of Inception) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock						Accumulated
			Additional				During the
			Paid-in	Warrants		Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Subscriptions	Stage	Total

Common stock issued for cash - at $0.001 - at $0.01	5,000,000 5,000,000	$ 5,000 5,000	$ - 45,000	-	$ - -	$ - -	$ - -	$ 5,000 50,000
Net loss for the period	-	-	-	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999	10,000,000	10,000	45,000	-	-	-	(2,116)	52,884
Common stock issued for cash - at $0.20	100,000	100	19,900	-	-	-	-	20,000
Net loss for the year	-	-	-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000	10,100,000	10,100	64,900	-	-	-	(10,292)	64,708
Net loss for the year	-	-	-	-	-	-	(205)	(205)

Balance, December 31, 2001	10,100,000	10,100	64,900	-	-	-	(10,497)	64,503
– Capital stock issued for cash - at $0.20	15,000	15	2,985	-	-	-	-	3,000
Net loss for the year	-	-	-	-	-		(24,818)	(24,818)

Balance, December 31, 2002	10,115,000	10,115	67,885	-	-	-	(35,315)	42,685
Net loss for the year	-	-	-	-	-		(21,576)	(21,576)

Balance, December 31, 2003	10,115,000	10,115	67,885	-	-	-	(56,891)	21,109
Pursuant to the acquisition of patent – - at $1.96	4,000,000	4,000	7,836,000	-	-	-	-	7,840,000
Capital stock issued for patent Commission - at $1.96	400,000	400	783,600	-	-	-	-	784,000
– Capital stock issued for cash - at $1.00	420,000	420	146,584	840,000	272,996	-	-	420,000
Capital stock issued for commission - at $1.00	42,000	42	41,958	-	-	-	-	42,000
Less: commission	-	-	(42,000)	-	-	-	-	(42,000)
commission	-	-	(35,000)	-	-	-	-	(35,000)
– Capital stock issued for cash - at $2.30	100,000	100	132,589	100,000	97,311	-	-	230,000
- at $2.30	437,956	438	1,006,861	-	-	-	-	1,007,299
Capital stock issued for commission	50,594	50	116,316	-	-	-	-	116,366
Less: commission	-	-	(116,366)	-	-	-	-	(116,366)
Capital contribution from subsidiary	-	-	6,000	-	-			6,000
Stock subscriptions	-	-	-	-	-	426,329	-	426,329
Net loss for the year	-	-	-	-	-	-	(1,863,376)	(1,863,376)
Balance, December 31, 2004	15,565,550	15,565	9,944,427	940,000	370,307	426,329	(1,920,267)	8,836,361

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY

from the period August 17, 1999 (Date of Inception) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock						Accumulated
			Additional				During the
			Paid-in	Warrants		Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Subscriptions	Stage	Total

Common stock issued for cash - at $2.30	72,500	73	166,677	-	-	-	-	166,750
- at $2.40	108,168	108	259,495	-	-	-	-	259,603
- at $3.50	551,443	551	1,929,499	-	-	-	-	1,930,050
- at $4.00	63,000	63	251,937	-	-	-	-	252,000
Stock subscriptions received	-	-	-	-	-	(426,329)	-	(426,329)
Common stock issued for cash pursuant to exercise of warrants - at $1.00	420,000	420	419,580	(420,000)	-	-	-	420,000
Transfer on exercise of warrants	-	-	137,040	-	(137,040)	-	-	-
Stock-based compensation	-	-	300,980	-	-	-	-	300,980
Common stock issued for consulting services - at $4.68	100,000	100	467,900	-	-	-	-	468,000
Net loss from continuing operations	-	-	-	-	-	-	(3,502,564)	(3,502,564)
Capital contribution from subsidiary on disposition	-	-	(6,000)	-	-	-	-	(6,000)
Net loss from discontinued operations	-	-	-	-	-	-	(1,935)	(1,935)

Balance, September 30, 2005	16,880,661	$ 16,880	$ 13,871,535	520,000	$ 233,267	$ -	$ (5,424,766)	$ 8,696,916

ACRONGENOMICS, INC.

 (A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc.  Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage.  During the year ended December 31, 2004, the Company abandoned the development of a Website designed to earn income from companies who were prepared to advertise on the Website for a fee.  By a letter of intent dated February 7, 2004 and an agreement dated May 31, 2004, the Company acquired intellectual property that included a certain patent and patent applications concerning molecular diagnostic test products for cancer detection.  The Company plans to develop and commercialize the proprietary technology in the bio-medical industry

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2004 and 2003, as filed with the United States Securities and Exchange Commission.

The results of operations for the nine months ended September 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at September 30, 2005, the Company has not yet achieved profitable operations and has accumulated a deficit of $5,424,766 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Continuance of Operations – (cont’d)

The Company’s current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months.  The Company intends to support operations for the year ended December 31, 2005 through loans and share issuances.

Note 3

Significant Accounting Policies

a)

Principles of Consolidation

The financial statements at December 31, 2004 include the accounts of the Company and its discontinued 99% owned subsidiary, Acrongenomics Hellas S.A. (“Hellas”), a Greek limited liability company, an entity incorporated by the Company.  On May 27, 2005, the Company disposed of its interest in Hellas (Note 7) and consequently the financial statements for the nine months ended September 30, 2005 include the accounts of Hellas for the period from January 1, 2005 to May 27, 2005.  All inter-company balances and transactions have been eliminated.

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

Note 4

Related Party Transactions – Notes 5, 9 and 10

During the nine months ended September 30, 2005, the Company incurred the following charges with officers and directors of the Company, a former officer and director of the Company, a company with a former officer and director of the Company in common and a company of which an officer and director is the spouse of the Company’s president:

Note 4

Related Party Transactions – Notes 5, 9 and 10 – (cont’d)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Accounting fees	$ 5,601	$ 12,611	$ 24,056	$ 29,361
Consulting fees	-	6,797	3,760	27,328
Legal fees	23,535	15,784	49,612	51,277
Rent	6,000	4,000	18,000	8,000
Research and development	294,000	277,000	2,242,000	351,900

	$ 329,136	$ 316,192	$ 2,337,428	$ 467,866

These expenditures were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Accounts payable and accrued liabilities at September 30, 2005 includes $30,083 (December 31, 2004: $886,989) owing to a company with an officer and director of the Company in common, a company with a former officer and director of the Company in common and a company of which a director is the spouse of the Company’s president.

Note 5

Loans Payable

Of the loans payable, $1,000 (December 31, 2004: $134,526) is due to an officer and director of a company of which an officer and director is the spouse of the Company’s president.  The loans are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6

Capital Stock – Note 10

Commitments

Share Purchase Warrants

At September 30, 2005, 520,000 (December 31, 2004: 940,000) share purchase warrants are outstanding.  Of this total, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.20 per share until May 7, 2007 and 100,000 warrants entitle the holders the right to purchase one common share of the Company at $2.30 per share until September 7, 2006.  The Company has recorded $233,267 with respect to the share purchase warrants which represents their fair value when issued.

Stock Subscriptions

As at December 31, 2004, the Company had executed stock subscription agreements for a private placement of 180,668 common shares at prices ranging from $2.30 to $2.40 per share for total proceeds to be received of $426,329.  During the nine months ended September 30, 2005, the Company received the proceeds of $426,329.

Note 6

Capital Stock – Note 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options

On May 17, 2005, the Company approved a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and/or consultants.  The exercise price, vesting and other terms will be determined upon grant by the administrator thereof.

A summary of the status of the stock option plan as of September 30, 2005 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at December 31, 2004	-	-
Granted	200,000	$3.00
Exercised	-	-

Options outstanding and exercisable at September 30, 2005	200,000	$3.00

At September 30, 2005, 200,000 share purchase options were outstanding to consultants entitling the holders thereof the right to purchase one common share of the Company at $3.00 per share.  These share purchase options expire on August 31, 2007.

The stock options granted to consultants are marked to fair value, using the Black-Scholes option-pricing model, and are expensed over the vesting period through charges to the statements of operations and additional paid-in capital.  Total stock-based compensation for stock options granted to consultants and non-employees recognized during the period ended September 30, 2005 was $300,980.  This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.  The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	23%
Risk-free interest rate	3.5%
Weighted average expected term in years	2 years

The Black-Scholes option-pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Note 7

Discontinued Operations

On May 27, 2005, the Company disposed of 99% owned subsidiary, Acrongenomics Hellas S.A for cash consideration of $31,096.  Income related to the subsidiary has been disclosed up to the date of disposal as income from discontinued operations.

The gain on disposal was determined as follows:

Proceeds on disposal of subsidiary	$ 31,096

Net assets of subsidiary
Cash	115
Government value added tax receivable	8,138
Capital assets	23,745
Additional paid-in capital	(6,000)

25,998

Gain on disposal of subsidiary	$ 5,098

The consolidated balance sheets include the following amounts related to the discontinued operations of the subsidiary.

	September 30, 2005	December 31, 2004

Cash and short-term investments	$ -	$ 4,053
Government value added tax receivable	-	8,138

Current assets of discontinued operations	$ -	$ 12,191

Capital assets	$ -	$ 26,911

Long-term assets of discontinued operations	$ -	$ 26,911

Loan payable	$ -	$ 1,949

Current liabilities of discontinued operations	$ -	$ 1,949

Minority interest	$ -	$ 353

Long-term liabilities of discontinued operations	$ -	$ 353

Additional paid-in capital of discontinued operations	$ -	$ 6,000

Stockholder’s equity of discontinued operations	$ -	$ 6,000

Note 8

Statement of Cash Flows

Cash flows from discontinued operations are as follows:

			August 17,
			1999
			(Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2005	2004	2005

Cash flows used in operating activities
Loss from discontinued operations	$ (1,935)	$ (33,907)	$ (41,998)
Items not affecting cash:
Gain on disposal of subsidiary	(5,098)	-	(5,098)
Amortization	3,166	3,166	7,915
Changes in non-cash working capital items:
Government value added tax receivable	-	(7,267)	(8,138)

Cash used in operating activities	(3,867)	(38,008)	(47,319)

Cash flows used in investing activity
Equipment purchases	-	(31,660)	(31,660)

Cash flows provided by financing activities
Proceeds from disposal of subsidiary	31,096	-	31,096
Advances from (to) parent company	(28,865)	70,863	47,998
Loan receivable	(1,949)	-	-
Minority interest	(353)	-	-

Cash provided by (used in) financing activities	(71)	70,863	79,094

Increase (decrease) in cash from discontinued operations prior to disposal	(3,938)	1,195	115

Cash balance of subsidiary on disposal	(115)	-	(115)

Increase (decrease) in cash from discontinued operations during the period	$ (4,053)	$ 1,195	$ -

Note 9

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.  During the year ended December 31, 2004, the following transactions were excluded from the statement of cash flows.

i)

Patent and a patent pending application were acquired in exchange for 4,000,000 common shares at $1.96 per share totaling $7,840,000.

ii)

The Company issued 400,000 common shares at $1.96 as a patent commission, 42,000 common shares at $1.00 as a private placement commission to a former officer and director of the Company and 50,594 common shares at $2.30 as a private placement commission.

iii)

A company in which an officer and director is the Company’s president’s spouse provided rent at no charge and the fair value of $6,000 has been recorded as additional paid-in capital.

iv)

During the nine months ended September 30, 2005, the Company issued 180,668 common shares pursuant to the receipt of proceeds of $426,329 from stock subscriptions.

v)

During the nine months ended September 30, 2005, the Company transferred $137,040 to additional paid-in capital pursuant to the exercise of 420,000 share purchase warrants.

vi)

During the nine months ended September 30, 2005, the Company issued 100,000 common shares at $4.68 for total value of $468,000 in exchange for consulting services, of which $234,000 is included in prepaid expense at September 30, 2005.

Note 10

Subsequent Events

i)

Subsequent to September 30, 2005, the Company executed stock subscription agreements for a private placement of 467,500 common shares at $4.00 per share for total proceeds received of $1,870,000.

ii)

Subsequent to September 30, 2005, the Company advanced $400,000 to a related party for research and development expenses.

Note 11

Comparative Figures

Certain figures at December 31, 2004 have been restated to conform with the presentation used in the current period.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

BACKGROUND

Acrongenomics, Inc., a Nevada corporation, (the “Company”)  is a research and development company focused in the field of Molecular Invitro Diagnostic (IVD) sector.  IVD tests are a relatively new science, but have shown substantial progress over the last few years.  During the first quarter of the year ended December 31, 2004, the Company finalized the acquisition of important patent and patent applications through the issuance of 4,000,000 shares of its common stock.  This acquisition provided our Company with our first product known as EP-CAM™ Detection Kit, which is a highly predictive molecular diagnostic test for micrometastic cancer of epithelial origin.  This EP-CAM™ Detection Kit was based on the most common platform in molecular diagnostic called Polymenase Chain Reaction (PCR) technology.  An Elisa system was used as an end point detector.

The Company entered into an arrangement with Euro Genet Inc., a Greek research company located in Athens, Greece with related shareholders to explore future prospects in this fairly new sector by evaluating the technology behind existing implementations.   Our research results revealed that current technology in the market contained deficiencies such as low sensitivity, inaccuracy, lack of cost effectiveness and low efficiency.

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

Our research has continued in analyzing different tissue samples from patients suffering from various cancers and repeatedly testing these in order for our results to be accurate.

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

PLAN OF OPERATION

During the 3rd quarter of 2005, Acrongenomics Inc., further explored the diversity of its Nano-JETA™ technology platform via its Real Time PCR amplification method.  The Company worked towards the establishment of a solid characterization and design control of additional cancer and viral markers such as vEGF, HER1, HER2 and EBV.  In order to further validate the technology, a carefully designed set of experiments was performed using two alternative methods:  A Gel Electrophoresis and a sequencing of the amplified genes.

According to the validation data, Nano-Jeta™ technology for Real Time PCR application generated consistent quantitative results from the 1st up to the 13th cycle.  The results of the Gel Electrophoresis proved that the known number copies of genes of interest were amplified, visualized and detected in all copies range of levels studied (10-107 number of copies).  The Gel Electrophoresis bands of the genes of interest were isolated and sequenced by an independent laboratory and the results proved the specificity of our technology.

Nano-JETA™ technology offers great advantages compared to the performance of existing Real Time PCR by achieving nucleic acid amplification, detection and quantification in greatly reduced time (2 min for detection and quantification) with the option for isothermal (one-temperature) and non-isothermal protocols.

The robustness, simplicity and speed of Nano-JETA™ technology platform is based upon the incorporation of a family of nano-materials with unique physicochemical properties.  The advanced nano-materials used play a crucial role in the technology’s performance regarding its Real Time PCR application in terms of speed, accuracy and reliability.

Therefore, for the next three to six months the Company has decided to focus its research on the full characterization of the aforementioned nano-materials by setting up a series of sophisticated experiments that will enlighten further the mechanism of action of the technology.

The experiments involve different spectroscopic techniques such as:

High Resolution Transmission Electron Microscopy (HR-TEM), EDAX, EELS, AFM, X-Ray Diffraction, Atomic Absorption and ICP.  These special techniques will offer vital information about the nature and the composition of the nano-materials as well as about their unique physicochemical properties.  Furthermore, a range of techniques such as CD, NMR and Mass Spectrometry will be also used in order to investigate the interaction between the nano-materials and the biological macromolecules such as DNA, enzymes – the main PCR components.

Such series of experiments need to be carried out by highly qualified personnel and the Company is currently searching to establish collaborations with international university research centers that are equipped with suitable personnel and instruments for such purpose.

The results of the experiments will ultimately complete the technology’s validation file and will also direct further investigations on the synthesis of relevant families of nano-materials along with their function and application in other diagnostic techniques.  Additionally, the full characterization of the mechanism of action will explore the technology’s diverse potential and will possibly open new ways in applying such an ultra fast catalytic amplification reaction into a broad spectrum of in vitro diagnostic techniques.

RESULTS OF OPERATIONS

The Company earned no revenue during 2004 or for the nine months ended September 30, 2005.  Acrongenomics Inc. is still in the development stage and does not anticipate earning any revenues until such time as it can establish an alliance with targeted companies to market or distribute our product, the Neo-EPCAM™ Detection Kit.

However, the Company has been very successful in attracting potential investors and shareholders through various private placements.  Acrongenomics Inc. raised cash from warrants being exercised in the amount  of $420,000 during the  three (3) months ending September 30, 2005.  This has allowed our Company to meet all of our overhead obligations as well as maintaining our continuous pursuit to complete our product research and development.  Prior to September 30, 2005, we sold 63,000 shares in a private placement at $4.00 for proceeds of $252,000.  Subsequent to September 30, 2005, the Company received subscription requests for 536,250 shares at $4.00 per share for a total of $2,145,000.

The Company incurred operating expenses in the amount of $3,504,499 for nine (9) months ended September 30, 2005, compared with expenses of $749,209 the same period from the previous year.  The operating expenses of $3,504,499 incurred during the nine (9) months ended September 30, 2005 included, $18,000 for rent, $2,242,000 for research and development and  $20,569 for office expenses, travel, bank charges transfer agents, and website development net of $3,598 from interest income and foreign exchange, $351,204 for amortization, $177,739 for public relations, $111,670 for accounting, auditing and legal fees, $1,935 from loss on discontinued operations, $284,000 for consultations and $300,980 for stock-based compensation.

FINANCIAL CONDITION AND LIQUIDITY

The Company has cash on hand of $403,336 as at September 30, 2005, compared with $1,008,431 as at December 31, 2004.  We had a working capital surplus of $578,391 at September 30, 2005, compared to a working capital surplus of $371,461 as at December 31, 2004.

Our present cash reserves of $403,336 plus $1,870,000 of funds from the new private placement for a total of $2,273,000 are sufficient to meet our cash requirements for the next seven (7) months.

We will have to raise additional funds from the private placement of our securities in the amount of $1.8 million to meet our budgeted operating expenses of $4.1 million per year.

If we are successful on completing an equity financing, existing shareholders will experience a dilution of their interest in the Company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all our proposed projects in our business plan.

ITEM 3.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President, Dr. Eleftherios Georgeakopoulos, our Vice-President, Constantine Poulios and Chief Financial Officer, Mr. Ronald Lizée, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2005, we sold the following unregistered shares of our common stock:

The Company commenced a private placement of its securities in December 2004. Between December 15, 2004 and February 22, 2005, the Company raised $1,433,627 in the private placement of 618,624 shares of common stock. The shares were sold to two (2) accredited investors located in Greece and the British West Indies and 35 accredited investors located in the U.S. The shares sold to the investors in Greece and the British West Indies were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”)

On March 22, 2005, the Company commenced another private placement of up to 600,000 shares at $3.50 per share.  Through September 30, 2005, the Company has received subscriptions for 551,443 shares totaling $1,930,050 from 32 investors in the U.S., which were sold pursuant to Regulation D. promulgated by the SEC under the Securities Act.

On September 15, 2005, the Company commenced a third private placement of up to 1,000,000 common shares at $4.00 per share.  Through to September 30, 2005, the Company received subscriptions for 63,000 common shares totaling $252,000 from 7 investors in the US, which were sold pursuant to Regulation D promulgated by the SEC under the Securities Act of 1934.  From September 30, 2005 to November 4, 2005, the date of this report investors have subscribed for an additional 467,500 shares for total proceeds of $1,870,000

The sales and issuance of shares referred to above as being made pursuant to Regulation S were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

The shares sold to the 32 investors located in the U.S. in the March 22, 2005 offering and the shares sold to the 65 investors in the September 15, 2005 offering were sold pursuant to Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following were the results of submissions made to security holders during the quarter

FINAL TABULATION OF VOTES BY QUESTION

Total votes received by Proxy	9,170,000
Total votes in person:
Total possible votes per question	9,170,000

	Q1	Q2	Q3
FOR	9,170,000	9,170,000	9,170,000
AGAINST	-	-	-
ABSTAIN	-	-	-
	9,170,000	9,170,000	9,170,000

Q1	To elect the Members of the Board of Directors for the ensuing year; and
Q2	To approve the appointment of the firm of Amisano Hanson as independent registered auditors for 2005
Q3	To approve the 2005 Stock Option and Stock Award Plan for up to 2,600,000 with up to 25% being issued to officers and directors

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
10.1	Patent and Asset Acquisition Agreement (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification – Signed by Eleftherios Georgakopoulos, Principal Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification - Signed by Ron Lizée, Principal Financial Officer(3)
32.1	Section 1350 Certification – Signed by Eleftherios Georgakopoulos, Principal Executive Officer(3)
32.2	Section 1350 Certification – Signed by Ron Lizée, Principal Financial Officer(3)

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

Date:  November 14, 2005

By:         /s/ ELEFTHERIOS GEORGAKOPOULOS

Name:   ELEFTHERIOS GEORGAKOPOULOS

Title:     President and Director – Principal Executive Officer

By:

 /s/ RON LIZÉE

Name:

RON LIZÉE

Title:

Chief Financial Officer, Secretary and Director – Principal Accounting Officer