Form 10KSB
period 2005-12-31
ACRONGENOMICS INC
filed 2006-04-17
CIK 1104502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]

Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2005

[    ]

Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49833

ACRONGENOMICS, INC.

(Name of small business issuer in its charter)

NEVADA	52-2219285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530-9th Avenue S.E. Calgary, Alberta Canada	T2G 0T7
(Address of principal executive offices)	(Zip Code)

(403) 693 8003
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:  NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ X ]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $49,907,544 based on the last sales price of our common stock of $2.80 per share on April 12, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2006: 17,824,123 shares of Common Stock.

ACRONGENOMICS, INC.

ANNUAL REPORT ON FORM 10-KSB

INDEX

             PAGE

PART I

Item 1.

Description Of Business.

3

Item 2.

Description Of Property.

4

Item 3.

Legal Proceedings.

4

Item 4.

Submission Of Matters To A Vote Of Security Holders.

4

PART II

Item 5.

Market For Common Equity And Related Stockholder Matters.

5

Item 6.

Management's Discussion And Analysis Or Plan Of Operation.

6

Item 7.

Financial Statements.

9

Item 8.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

11

Item 8A. Controls and Procedure

Item 8B. Other Information.

PART III

Item 9.

Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

11

Item 10.

Executive Compensation.

13

Item 11.

Security Ownership Of Certain Beneficial Owners And Management.

14

Item 12.

Certain Relationships And Related Transactions.

15

Item 13.

Exhibits.

18

Item 14.

Principal Accountant Fees and Services

19

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Our Corporate Organization

Acrongenomics, Inc. (the “Company”) was incorporated on August 17, 1999 under the laws of the State of Nevada.  On February 25, 2004, we changed the name of the corporation to “Acrongenomics, Inc.”  On May 31, 2004, we acquired certain patents from Dr. Eleftherios Georgakopolous that relate to a proprietary technological product for the detection of epithelial cancer, referred to as the “EP-CAM™ Detection Kit” in exchange for four (4) million shares of common stock.  This acquisition provided our Company with our first product known as EP-CAM™ Detection Kit, which is a highly predictive molecular diagnostic test for micrometastic cancer of epithelial origin.  This EP-CAM™ Detection Kit was based on the most common platform in molecular diagnostic called Polymerase Chain Reaction (PCR) technology.  An Elisa system was used as an end point detector.

During 2004, the Company entered into an arrangement with Euro Genet Labs Inc., a Greek research company located in Athens, Greece with related shareholders to explore future prospects in this fairly new sector by evaluating the technology behind existing implementations.  Our research results revealed that current technology in the market contained deficiencies such as low sensitivity, inaccuracy, lack of cost effectiveness and low efficiency, etc.

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

By transforming our existing product EP-CAM™ Detection Kit for the detection of epithelial cancer, the Company managed to develop the first nanomolecular diagnostic kit, the Neo-EPCAM™ cancer detection kit.  By advancing our know-how in nanotechnology, we managed to apply Neo-EPCAM™ on the detection of more markers and viral targets such as HER1, HER2, HER3, HER4, EBV, and HPV with the incorporation of the appropriate primers.  The characterization and evaluation program was confirmed with final detection in agarose gel, as well as in universal Elisa system.  The results derived by all these applications ultimately led to the establishment of our unique Nano-JETA™ Platform.

During the 3rd quarter of 2005, Acrongenomics Inc., further explored the diversity of its Nano-JETA™ technology platform via its Real Time PCR amplification method.

Once developed, Nano-JETA™ technology promises to offer great advantages compared to the performance of existing Real Time PCR by achieving nucleic acid amplification, detection and quantification in reduced time with the option for isothermal (one-temperature) and non-isothermal protocols.

As at December 31, 2005, Acrongenomics has implemented a patent strategy designed to provide it with a unique proprietary position in the field of molecular diagnostics products.  Our patent portfolio currently owns exclusively patents for EpCAM Detection Kit™ (approved), Neo-EPCAM™ Detection Kit Nano-JETA™ technology, Neo-EBV™, Neo-HPV™, Neo-HER1™, Neo-HER2™, Neo-HER3™, Neo-HER4™, Nano-JETA™ PCR and Nano-JETA™ Real Time PCR.

Future Plans

The Company has estimated that the Nano-JETA technology platform may still require extensive research costs and experiments for the next two (2) to three (3) years before it reaches a stage to attract large pharmaceutical companies.

The Company feels that such series of experiments need to be carried out by highly qualified personnel that can devote 100% of their efforts to the project.  It may require collaborations with international university research centers that are equipped with suitable personnel and instruments for such purpose and available time.

Acrongenomics believes that to devote 100% of it’s time and efforts on one (1) project for the next 2 to 3 years involves high risk and market exposure.

The Company decided it was necessary to diversify its research activities.

Therefore, on February 13, 2006, in order to concentrate fully on the development of Nano-JETA technology,

 Dr. Leftheris Georgakopoulos resigned from the Company’s Board of Directors and as the Company’s President and Chief Scientific Officer. In connection with the resignation of Dr. Leftheris Georgakopoulos as President, Chief Science Officer and member of the Board of Directors of Acrongenomics Inc, the Company entered into an agreement with Dr. Leftheris Georgakopoulos for the re-acquisition of 4,000,000 shares of common stock in exchange for a royalty of fifty percent (50%) over any revenue that the Company generates from its Nano-JETA technology.  The Company is in the process of returning the 4,000,000 shares of common stock to treasury.  The shares were originally issued to Dr. Georgakopoulos in exchange for certain diagnostic technology for which Dr. Georgakopoulos had filed Greek patents.

As of February 14, 2006, the Company appointed Mr. Constantine Poulios J.D., LL.M., as President.  Mr. Poulios had been serving as a member of the Board of Directors and as a Vice President for the Company since July 6, 2004.  As of the same date, the Company also appointed Mr. Platon Tzouvalis, MSc., as Vice President.

As of February 24, 2006, the Company appointed Dr. Manos Topoglidis as Chief Technology Officer, member of its Board of Directors and its Scientific Advisory Board.

As of the same date, the Company also announced new offices in Geneva, Switzerland to accommodate its forthcoming expansion phase, grow its collaborative network and centrally position itself in a first-rate European market.

These changes allow Acrongenomics to diversify its activities by concentrating its efforts as a research-based investment company that is able to bridge the gap between breakthrough technologies and commercial development in the Life Sciences sector.

In keeping with its new vision of diversification, Acrongenomics announced on February 14, 2006 that it was under negotiations in order to complete a collaboration agreement with an International group of experts towards the development of unique “nanoweapons” that exhibit extraordinary properties in eliminating hospital related infections.

ITEM 2.

DESCRIPTION OF PROPERTY.

During 2004 and 2005, the Company occupied office space consisting of approximately 1,200 square feet, located at 38A Posidonos Avenue 17455 Alimos, Athens, Greece, for certain marketing support and research supervision functions.  Acrongenomics rents this space, along with reception, photocopy and facsimile transmission services from EuroGenet Labs, Inc. a related party for $2,000 per month.

ITEM 3.

LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $0.001 per share, is quoted and traded on the Over-the-Counter/Bulletin Board under the symbol "AGNM". The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common shares for each of the periods indicated:

Period	High	Low

2005
First Quarter	$4.25	$2.25
Second Quarter	$6.16	$3.60
Third Quarter	$5.80	$3.55
Fourth Quarter	$5.90	$3.80
2004
First Quarter	$2.75	$0.75
Second Quarter	$3.00	$2.27
Third Quarter	$2.90	$2.15
Fourth Quarter	$2.80	$2.17

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

Shareholders

As of April 12, 2006 we had 212 shareholders of record.

Recent Sales of Unregistered Securities

On September 15, 2005, the Company commenced a private placement of up to 1,000,000 common shares at $4.00 per share.  Through to December 31, 2005, the Company received subscriptions for 925,125 common shares totaling $3,700,500 from accredited investors in the US and overseas, which were sold pursuant to Regulation D promulgated by the SEC under the Securities Act of 1934, and the private placement was closed.  Commissions in the amount of 80,337 shares of common stock were issued and cash commissions in the amount of $29,900 were paid in connection with this private placement.

The sales and issuance of 704,663 of the shares referred to above as being made pursuant to Regulation S were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

The 220,462 shares were sold to the 23 investors located in the U.S. pursuant to Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

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

By advancing our know-how in nanotechnology, we managed to apply Neo-EPCAM™ on the detection of more markers and viral targets such as HER1, HER2, HER3, HER4, EBV, and HPV with the incorporation of the appropriate primers.  The characterization and evaluation program was confirmed with final detection in agarose gel, as well as in universal Elisa system.  The initially encouraging results derived by such applications ultimately led to the introduction of the Nano-JETA™ Platform.  In essence, we believe that the Nano-JETA™ Platform may have the potential to eliminate many deficiencies and shortcomings of cancer diagnostic technologies that are currently available on a commercial basis.

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

Once developed, Nano-JETA™ technology promises to offer great advantages compared to the performance of existing Real Time PCR by achieving nucleic acid amplification, detection and quantification in reduced time with the option for isothermal (one-temperature) and non-isothermal protocols.

The robustness, simplicity and speed of Nano-JETA™ technology platform is conditional upon the incorporation of a family of nano-materials with unique physicochemical properties.

PLAN OF OPERATION

As at December 31, 2005, Acrongenomics has implemented a patent strategy designed to provide it with a unique proprietary position in the field of molecular diagnostics products.  Our patent portfolio currently owns exclusively patents for EpCAM Detection Kit™ (approved), Neo-EPCAM™ Detection Kit Nano-JETA™ technology, Neo-EBV™, Neo-HPV™, Neo-HER1™, Neo-HER2™, Neo-HER3™, Neo-HER4™, Nano-JETA™ PCR and Nano-JETA™ Real Time PCR.

The Company has estimated that the Nano-JETA technology platform may still require extensive research costs and experiments for the next two (2) to three (3) years before it reaches a stage to attract large pharmaceutical companies.

The experiments would involve different spectroscopic techniques such as:

High Resolution Transmission Electron Microscopy (HR-TEM), EDAX, EELS, AFM, X-Ray Diffraction, Atomic Absorption and ICP.  Those special techniques will offer vital information about the nature and the composition of the nano-materials as well as about their unique physicochemical properties.  Furthermore, a range of techniques such as CD, NMR and Mass Spectrometry will be also used in order to investigate the interaction between the nano-materials and the biological macromolecules such as DNA, enzymes – the main PCR components.

The results of the experiments could ultimately complete the technology’s validation file and will also direct further investigations on the synthesis of relevant families of nano-materials along with their function and application in other diagnostic techniques.  Additionally, the full characterization of the mechanism of action could explore the technology’s diverse potential and could possibly open new ways in applying such an ultra fast catalytic amplification reaction into a broad spectrum of in vitro diagnostic techniques.

The Company feels that such series of experiments need to be carried out by highly qualified personnel that can devote 100% of their efforts to the project.  Most probably, it requires collaborations with international university research centers that are equipped with suitable personnel and instruments for such purpose and available time.

Acrongenomics believes that to devote 100% of its time and efforts on such one (1) project for the next 2 to 3 years involves high risk and market exposure..

The Company decided it was necessary to diversify its research activities.

Therefore, on February 13, 2006, willing to concentrate fully on the development of Nano-JETA technology,

 Dr. Leftheris Georgakopoulos resigned from the Company’s Board of Directors and as the Company’s President and Chief Scientific Officer.

In connection with the resignation of Dr. Georgakopoulos as President, Chief Science Officer and member of the Board of Directors of Acrongenomics Inc, the Company entered into an agreement with Dr. Georgakopoulos for the re-acquisition of 4,000,000 shares of common stock in exchange for a royalty of fifty percent (50%) over any revenue that the Company generates from the financial exploitation of certain patents regarding its Nano-JETA technology.  The Company is the process of returning the 4,000,000 shares of common stock to treasury.  The shares were originally issued to Dr. Georgakopoulos in exchange for certain diagnostic technology for which Dr. Georgakopoulos had filed Greek patents.

As of February 14, 2006, the Company appointed Mr. Constantine Poulios, J.D. LL.M. as President.  Mr. Poulios had been serving as a member of the Board of Directors and as a Vice President for the Company since July 6, 2004.  As of the same date, the Company also appointed Mr. Platon Tzouvalis, MSc., as Vice President.

Mr. Poulios has extensive experience in serving multinational companies in the rigorous environment of the Sarbanes-Oxley legislation. An attorney by education and profession, he was part of the Corporate and Tax Advisory Services of Ernst & Young before joining Acrongenomics, Inc. Mr. Poulios was managing important accounts, including that of Coca Cola, Halliburton, Hewlett Packard, ABN AMRO, Citigroup, Ciments Francais, Pfizer, GlaxoSmithKline and EMI Music for Ernst & Young Southeast Europe, while he has also worked for Ernst & Young LLP in the US. He obtained his Master's of Laws from Northwestern University School of Law in Chicago in 1997, while he is a 1995 graduate from the School of Law at the National University of Athens. Mr. Poulios has also been awarded with a Certificate in Law in 1993 from the School of Law at the University of Bordeaux in France and he has attended graduate courses in management from top US universities.

Mr. Tzouvalis has been a member of Acrongenomics’ Scientific Advisory Board since May 2004. Mr. Tzouvalis received a B.Sc. Degree in Biochemistry from the University of Illinois in 1990 and a Master’s Degree in the same field from DePaul University at Chicago in 1995. Mr. Tzouvalis has worked as a Research Chemist in collaboration with the University of Illinois at Chicago, as a Research and Development Chemist at SynQuest, Inc. and as Advanced Quality Assurance Specialist of Organic Operations and then Project Manager in Bioanalytical Quality Assurance for Abbott Laboratories. Mr. Tzouvalis has also been awarded with the Abbott Diagnostics Division Science Award of 2002 as part of the Organic Operation Remediation Team.

As of February 24, 2006, the Company appointed Dr. Manos Topoglidis as Chief Technology Officer, member of its Board of Directors and its Scientific Advisory Board.

Dr. Topoglidis has impressive experience leading international research teams in academia to unlock nanotechnology solutions. He ranks among the first to extensively research the use of nanoporous surfaces for biosensing applications and has written numerous original nanotechnology-related publications which have been cited worldwide.

As of the same date, the Company also announced new offices in Geneva, Switzerland to accommodate its forthcoming expansion phase, grow its collaborative network and centrally position itself in a first-rate European market.

These changes allow Acrongenomics to diversify its activities by concentration its efforts as a research-based investment company that is able to bridge the gap between breakthrough technologies and commercial development in the Life Sciences sector.

In keeping with its new vision of diversification, Acrongenomics announced on February 14, 2006 that it was under negotiations in order to complete a collaboration agreement with an International group of experts towards the development of unique “nanoweapons” that exhibit extraordinary properties in eliminating hospital related infections.

Hospital related infections are one of the 10 leading causes of mortality in developed countries.  They often involve bacteria which are resistant to antibiotics, thereby complicating their treatment.  Infections involving multi-drug resistant bacteria are a major concern for most hospitals and healthcare establishments, since they contribute to an increase in morbidity and mortality compared to the underlying diseases alone.  They also impact the length of stay and the related healthcare costs.

According to the U.S. Center for Disease Control (CDC) and Prevention, hospital related infections are the fourth leading cause of death in the United States, after heart disease, cancer and stroke.

RESULTS OF OPERATIONS

The Company earned no revenue during 2004 or the first year ended December 31, 2005.  Acrongenomics Inc. is still in the development stage and does not anticipate earning any revenues until such time as it can establish an alliance with targeted companies to market or distribute the results of its research projects.

However, the Company has been very successful in attracting potential investors and shareholders through various private placements.  Acrongenomics Inc. raised cash from warrants being exercised during the year.  This has allowed our Company to meet all of our overhead obligations as well as maintaining our continuous pursuit to complete our product research and development. Prior to December 31, 2005, the Company sold 925,125 shares in a private placement at $4.00 per share for proceeds of $3,700,500.

The Company incurred operating expenses in the amount of $6,149,699 for twelve (12) months ended December 31, 2005, compared with expenses of $1,863,376 the same period from the previous year.  The operating expenses of 6,149,699 incurred during the twelve (12) months ended December 31, 2005 included, $24,000 for rent, $4,277,289 for research and development and $24,792 for office expenses, travel, bank charges, transfer agents, and website development, net of $5,493 from interest income and foreign exchange, $468,272 for amortization, $263,739 for public relations, $160,033 for accounting, auditing and legal fees, $1,935 from loss on discontinued operations, $571,132 for consultations and $364,000 for stock-based compensation.  In addition to the operating expenses the company reported a loss from extra-ordinary items of $8,004,446 derived from accounting re-valuation of the patents.  Acrongenomics Inc. still retains ownership of all its patents, but their value is not reflected in the financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company has cash on hand of $ 1,741,998 as at December 31, 2005, compared with $ 1,008,4314 as at December 31, 2004.  We had a working capital surplus of $ 1,533,889 at December 31, 2005, compared to a working capital surplus of $371,461 as at December 31, 2004.

Our present cash reserves of $ 1,741,998 are sufficient to meet our cash requirements for the next nine (9) months.

We will have to raise additional funds from the private placement of our securities in the amount of $ 658,002      to meet our budgeted operating expenses of $ 2,400,000 per year.

If we are successful on completing an equity financing, existing shareholders will experience a dilution of their interest in the Company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all our proposed projects in our business plan.

ITEM 7.

FINANCIAL STATEMENTS.

Index to Financial Statements, starting on page F-1:

1.

Auditors’ Report;

2.

Audited Financial Statements for the year ended December 31, 2005, including:

a.

Consolidated Balance Sheets as at December 31, 2005 and 2004;

b.

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004; and from August 17, 1999 (Date of Inception) to December 31, 2005;

c.

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004; and from August 17, 1999 (Date of Inception) to December 31, 2005;

d.

Statement of Stockholders’ Equity for the period August 17, 1999 (Date of Inception) to December 31, 2005;

a.

Notes to Financial Statements.

10

ACRONGENOMICS, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Acrongenomics, Inc.

We have audited the accompanying balance sheets of Acrongenomics, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and the period August 17, 1999 (Date of Inception) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Acrongenomics, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and the period August 17, 1999 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
March 24, 2006	Chartered Accountants

ACRONGENOMICS, INC.

(A Development Stage Company)

BALANCE SHEETS

December 31, 2005 and 2004

(Stated in US Dollars)

ASSETS	2005	2004
Current
Cash	$ 1,741,998	$ 1,008,431
Subscriptions receivable – Note 7	-	426,329
Current assets of discontinued operations – Note 8	-	12,191

	1,741,998	1,446,951

Patents – Notes 4, 5 and 12	1	8,438,342
Long-term assets of discontinued operations – Note 8	-	26,911

	$ 1,741,999	$ 9,912,204

LIABILITIES
Current
Accounts payable and accrued liabilities– Note 5	$ 207,109	$ 939,015
Loan payable – Note 6	1,000	134,526
Current liabilities of discontinued operations – Note 8	-	1,949

	208,109	1,075,490
Long-term liabilities of discontinued operations – Note 8	-	353

	208,109	1,075,843

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value – Notes 7, 11 and 12
100,000,000 shares authorized
17,824,123 shares issued (2004: 15,565,550)	17,824	15,565
Additional paid-in capital	17,357,211	9,938,427
Stock purchase warrants	233,267	370,307
Contributed surplus of discontinued operations – Note 8	-	6,000
Stock subscriptions – Note 7	-	426,329
Deficit accumulated during the development stage	(16,074,412)	(1,920,267)

	1,533,890	8,836,361

	$ 1,741,999	$ 9,912,204

Nature and Continuance of Operations – Note 1

Subsequent Event – Note 12

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2005 and 2004

and from August 17, 1999 (Date of Inception) to December 31, 2005

(Stated in US Dollars)

			August 17, 1999
			(Date of
			Inception) to
			December 31,
	2005	2004	2005

Expenses
Accounting and audit fees - Note 5	97,490	53,802	159,802
Amortization of patents	468,272	273,158	741,430
Appraisals	-	10,000	10,000
Bank charges	3,982	969	4,951
Consulting fees - Note 11	571,132	62,009	641,488
Foreign exchange (gain)	(1,120)	(3,276)	(4,396)
Legal fees - Note 5	62,543	70,914	159,994
Office and miscellaneous	4,555	5,956	23,726
Public relations and donation	263,739	183,268	447,007
Rent - Notes 5 and 11	24,000	-	24,000
Research and development - Note 5	4,277,289	1,126,900	5,404,189
Stock-based compensation – Note 7	364,000	-	364,000
Telephone	-	2,399	2,399
Transfer agent and filing fees	6,223	8,688	16,271
Travel	10,032	28,526	38,558

Loss before the following	(6,152,137)	(1,823,313)	(8,033,419)

Interest income	4,373	-	5,451
Write-down of patents – Note 4	(8,004,446)	-	(8,004,446)

Loss from continuing operations	(14,152,210)	(1,823,313)	(16,032,414)
Loss from discontinued operations – Schedule 1	(1,935)	(40,063)	(41,998)

Net loss	$ (14,154,145)	$ (1,863,376)	$ (16,074,412)

Basic and diluted loss per share – continuing operations	$ (0.86)	$ (0.14)

Basic and diluted loss per share – discontinued operations	$ (0.00)	$ (0.00)

Weighted average shares outstanding	16,301,267	13,340,605

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2005 and 2004

and from August 17, 1999 (Date of Inception) to December 31, 2005

(Stated in US Dollars)

			August 17, 1999
			(Date of
			Inception) to
			December 31,
	2005	2004	2005
Cash flows used in operating activities
Loss from continuing operations	$ (14,152,210)	$ (1,823,313)	$ (16,032,414)
Items not affecting cash:
Amortization of patents	468,272	273,158	741,430
Shares issued for consulting fees	468,000	-	468,000
Stock-based compensation	364,000	-	364,000
Write-down of patents	8,004,446	-	8,004,446
Changes in non-cash working capital items:
Subscriptions receivable	426,329	(426,329)	-
Prepaid expenses	-	110	-
Accounts payable and accrued liabilities	(731,906)	936,740	207,109

Cash used in operating activities	(5,153,069)	(1,039,634)	(6,247,429)

Cash flows used in investing activity
Patents	(34,377)	(87,500)	(121,877)

Cash flows provided by financing activities
Common stock issued for cash	6,025,674	1,251,992	7,781,995
Stock purchase warrants	-	370,307	370,307
Stock subscriptions	-	426,329	-
Increase (decrease) in loans payable	(133,526)	134,526	1,000
Advances from (to) discontinued operations of disposed subsidiary	28,865	(70,863)	(41,998)

Cash provided by financing activities	5,921,013	2,112,291	8,111,304

Increase (decrease) in cash from continuing operations	733,567	985,157	1,741,998

Increase (decrease) in cash from discontinued operations – Note 8	(4,053)	4,053	-

Increase (decrease) in cash during the period	729,514	989,210	1,741,998

Cash and cash equivalents, beginning of period	1,012,484	23,274	-

Cash and cash equivalents, end of period	$ 1,741,998	$ 1,012,484	$ 1,741,998

Cash and cash equivalents consist of:	$	$	$
Cash - continuing operations	741,176	1,008,431	741,176
- discontinued operations	-	4,053
Term Deposit	1,000,822	-	1,000,822

	$ 1,741,998	$ 1,012,484	$ 1,741,998

Non-cash transactions – Note 11

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

Schedule 1

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF ACRONGENOMICS HELLAS S.A.

for the years ended December 31, 2005 and 2004

and from August 17, 1999 (Date of Inception) to December 31, 2005

(Stated in US Dollars)

			August 17, 1999
			(Date of
			Incorporation)
			to
			December 31,
	2005	2004	2005

Expenses
Accounting and audit fees	$ -	$ 4,020	$ 4,020
Amortization	3,166	4,749	7,915
Bank charges	-	7	7
Consulting fees - Note 5 and 11	3,760	5,481	9,241
Legal fees	-	634	634
Office and miscellaneous	-	5,307	5,307
Rent - Notes 5 and 11	-	14,000	14,000
Telephone	-	2,618	2,618
Utilities	-	2,934	2,934

Loss before the following	(6,926)	(39,750)	(46,676)

Foreign exchange loss	(178)	(718)	(896)
Minority interest in loss of subsidiary	71	405	476
Net gain on disposal of subsidiary – Note 8	5,098	-	5,098

Loss from discontinued operations	$ (1,935)	$ (40,063)	$ (41,998)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

for the period August 17, 1999 (Date of Inception) to December 31, 2005

(Stated in US Dollars)

							Deficit
	Common Stock						Accumulated
			Additional				During the
			Paid-in	Warrants		Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Subscriptions	Stage	Total

Capital stock issued for cash - at $0.001 - at $0.01	5,000,000 5,000,000	$ 5,000 5,000	$ - 45,000	-	$ - -	$ - -	$ - -	$ 5,000 50,000
Net loss for the period	-	-	-	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999	10,000,000	10,000	45,000	-	-	-	(2,116)	52,884
Capital stock issued for cash - at $0.20	100,000	100	19,900	-	-	-	-	20,000
Net loss for the year	-	-	-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000	10,100,000	10,100	64,900	-	-	-	(10,292)	64,708
Net loss for the year	-	-	-	-	-	-	(205)	(205)

Balance, December 31, 2001	10,100,000	10,100	64,900	-	-	-	(10,497)	64,503
– Capital stock issued for cash - at $0.20	15,000	15	2,985	-	-	-	-	3,000
Net loss for the year	-	-	-	-	-		(24,818)	(24,818)

Balance, December 31, 2002	10,115,000	10,115	67,885	-	-	-	(35,315)	42,685
Net loss for the year	-	-	-	-	-		(21,576)	(21,576)

Balance, December 31, 2003	10,115,000	10,115	67,885	-	-	-	(56,891)	21,109
Pursuant to the acquisition of patent – - at $1.96	4,000,000	4,000	7,836,000	-	-	-	-	7,840,000
Capital stock issued for patent commission - at $1.96	400,000	400	783,600	-	-	-	-	784,000
– Capital stock issued for cash - at $1.00	420,000	420	146,584	840,000	272,996	-	-	420,000
Capital stock issued for commission - - at $1.00	42,000	42	41,958	-	-	-	-	42,000
Less: commission	-	-	(42,000)	-	-	-	-	(42,000)
Commission	-	-	(35,000)	-	-	-	-	(35,000)
– Capital stock issued for cash - at $2.30	100,000	100	132,589	100,000	97,311	-	-	230,000
- at $2.30	437,956	438	1,006,861	-	-	-	-	1,007,299
Capital stock issued for commission	50,594	50	116,316	-	-	-	-	116,366
Less: commission	-	-	(116,366)	-	-	-	-	(116,366)
Capital contribution	-	-	6,000	-	-			6,000
Stock subscriptions	-	-	-	-	-	426,329	-	426,329
Net loss for the year	-	-	-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004	15,565,550	15,565	9,944,427	940,000	370,307	426,329	(1,920,267)	8,836,361

…/cont’d

SEE ACCOMPANYING NOTES

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

(Stated in US Dollars) – Page #

Continued

ACRONGENOMICS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

from the period August 17, 1999 (Date of Inception) to December 31, 2005

(Stated in US Dollars)

							Deficit
	Common Stock						Accumulated
			Additional				During the
			Paid-in	Warrants		Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Subscriptions	Stage	Total

Common stock issued for cash - at $2.30	72,500	73	166,677	-	-	-	-	166,750
- at $2.40	108,168	108	259,495	-	-	-	-	259,603
- at $3.50	551,443	551	1,929,499	-	-	-	-	1,930,050
- at $4.00	925,125	925	3,699,575	-	-	-	-	3,700,500
Capital stock issued for commission - at $4.00	81,337	82	325,266	-	-	-	-	325,348
Less: Commission	-	-	(325,348)	-	-	-	-	(325,348)
Commission	-	-	(24,900)	-	-	-	-	(24,900)
Stock subscriptions received	-	-	-	-	-	(426,329)	-	(426,329)
Common stock issued for cash pursuant to exercise of warrants - at $1.00	420,000	420	419,580	(420,000)	-	-	-	420,000
Transfer on exercise of warrants	-	-	137,040	-	(137,040)	-	-	-
Stock-based compensation	-	-	364,000	-	-	-	-	364,000
Common stock issued for consulting services - at $4.68	100,000	100	467,900	-	-	-	-	468,000
Net loss from continuing operations	-	-	-	-	-	-	(14,152,210	(14,152,210)
Capital contribution from subsidiary on disposition	-	-	(6,000)	-	-	-	-	(6,000)
Net loss from discontinued operations	-	-	-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005	17,824,123	$ 17,824	$ 17,357,211	520,000	$ 233,267	$ -	$ (16,074,412)	$ 1,533,890

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc.  Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage.  During the year ended December 31, 2004, the Company abandoned the development of a Website designed to earn income from companies who were prepared to advertise on the Website for a fee.  By a letter of intent dated February 7, 2004 and an agreement dated May 31, 2004, the Company acquired intellectual property that included a certain patent and patent applications concerning molecular diagnostic test products for cancer detection.  The Company entered into negotiations to complete a collaborative agreement to develop unique nanotechnology solutions used in eliminating hospital related infections.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $16,074,412 since its inception, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2

Summary of Significant Accounting Principles

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involved the use of estimates that have been made using careful judgement.  Actual results may differ from these estimates.

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting principles summarized below:

Note 2

Summary of Significant Accounting Principles – (cont’d)

a)

Principles of Consolidation

The financial statements at December 31, 2004 included the accounts of the Company and its 99% owned subsidiary, Acrongenomics Hellas S.A. (“Hellas”), a Greek limited liability company, an entity incorporated by the Company.  On May 27, 2005, the Company disposed of its interest in Hellas (Note 8).  Consequently, the financial statements for the year ended December 31, 2005 include the accounts of Hellas for the period from January 1, 2005 to May 27, 2005, as discontinued operations.  All inter-company balances and transactions have been eliminated.

b)

Development Stage

The Company is a development stage company as defined in Financial Accounting Standards (“FAS”) No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

c)

Equipment and Amortization

Equipment is recorded at cost and consists of furniture and fixtures.  The Company provides for amortization of the furniture and fixtures using the straight-line method over the estimated useful life of five years.

d)

Patents and Amortization

Patents and patent applications pending are recorded at cost.  The Company provides for amortization of patents on the straight-line basis over their estimated economic lives.  Patent applications are not amortized until the patents are awarded.

e)

Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain intangibles in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined.

f)

Goodwill and Intangible Assets

The Company has adopted the provisions of FAS No. 142, “Goodwill and Intangible Assets”.  Under FAS No. 142, costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, shall be recognized as an expense when incurred.

Note 2

Summary of Significant Accounting Principles – (cont’d)

f)

Goodwill and Intangible Assets – (cont’d)

Goodwill and intangible assets acquired for fair value having definite lives are amortized over their useful life.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with FAS No. 144.

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

Note 2

Summary of Significant Accounting Principles – (cont’d)

j)

Foreign Currency Translation

The Company’s functional currency is United States dollars.  The company’s subsidiary used the Euro as its functional currency as substantially all of its operations are in Greece.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the FAS No. 52.

The financial statements are translated using the current rate method.  Assets and liabilities denominated in a foreign currency are translated at exchange rates in effect at year-end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the year.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in the Statement of Operations.

k)

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

1)

Stock-based Compensation

The Company has elected to apply the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors.  Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant.  Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options.  Stock options granted to non-employees are accounted for under FAS No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.  Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123.

Note 2

Summary of Significant Accounting Principles – (cont’d)

m)

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123.  FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005.  Early adoption is permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt FAS 123R on October 1, 2005.  As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method.  Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the statement of operations, although it will have no impact on the overall financial position.  The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Note 3

Equipment

	2005			2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Furniture and fixtures	$ -	$ -	$ -	$ 31,660	$ 4,749	$ 26,911

Note 4

Patents – Note 12

By a letter of intent dated February 7, 2004 and an agreement dated May 31, 2004, the Company acquired a patent and patent pending application from the president of the Company (appointed April 16, 2004) in exchange for 4,000,000 common shares of the Company at $1.96 per share (valued at the fair market value of the shares issued).  In addition, the Company issued 400,000 common shares at $1.96 as a finders fee with respect to the patents, which has been included in the capitalized cost of the patents.  During the year ended December 31, 2005, the Company acquired three additional patents totalling $34,379.

Note 4

Patents – Note 12 – (cont’d)

At December 31, 2005, management of the Company determined that the patents’ value exceeded its carrying value and wrote the patents down to $1, recognizing an impairment loss of $8,004,446.

	2005			2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Patent	$ 1	$ -	$ 1	$ 8,711,500	$ 273,158	$8,438,342

Note 5

Related Party Transactions – Notes 6, 11 and 12

The Company incurred the following charges with companies with a common director and former director, a former officer and director of the Company, an officer and director of a company of which a former officer and director is the spouse of the Company’s president, and the research and development expenditures were paid to a company in which a former officer and director is the spouse of the Company’s former president:

			August 17, 2000
			(Date of
			Inception) to
			December 31,
	2005	2004	2005

Accounting fees	$ 34,975	$ 32,001	$ 66,976
Consulting fees	3,760	33,641	37,401
Legal fees	-	60,656	60,656
Patents	-	87,500	87,500
Rent	24,000	14,000	38,000
Research and development	4,277,289	1,126,900	5,404,189

	$ 4,340,024	$ 1,354,698	$ 5,694,722

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at December 31, 2005 includes $148,006 (2004: $886,989) owing to companies with a common director and former director, a former officer and director of the Company, and a company of which a former officer and director is the spouse of the Company’s former president.

Note 6

Loan Payable

The loan payable is due to an officer and director of a company of which a former officer and director is the spouse of the Company’s former president and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 7

Capital Stock – Notes 11 and 12

Commitments

Share Purchase Warrants

At December 31, 2005, 520,000 (2004:  940,000) share purchase warrants are outstanding.  Of this total, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.20 per share for each share purchase warrant held until May 7, 2007 and 100,000 warrants entitle the holders the right to purchase one common share of the Company at $2.30 per share for each share purchase warrant held until September 7, 2006.  The Company has recorded $233,267 (2004: $370,307) with respect to the share purchase warrants that represents their fair value when issued.

Share Subscriptions

As at December 31, 2004, the Company had executed stock subscription agreements for a private placement of 180,668 common shares at prices ranging from $2.30 to $2.40 per share for total proceeds to be received of $426,329.  During the year ended December 31, 2005, the Company received the proceeds of $426,329.

Share Purchase Options

On May 17, 2005, the Company approved a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and/or consultants.  The exercise price, vesting and other terms will be determined upon grant by the administrator thereof.

A summary of the status of the stock option plan as of December 31, 2005 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at December 31, 2003 and 2004	-	-
Granted	200,000	$3.00
Exercised	-	-

Options outstanding and exercisable at December 31, 2005	200,000	$3.00

At December 31, 2005, 200,000 share purchase options were outstanding to consultants entitling the holders thereof the right to purchase one common share of the Company at $3.00 per share for each share purchase option held.  These share purchase options expire on August 31, 2007.

Note 7

Capital Stock – Notes 11 and 12 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The stock options granted to consultants are marked to fair value, using the Black-Scholes option-pricing model, and are expensed over the vesting period through charges to the statements of operations and additional paid-in capital.  Total stock-based compensation for stock options granted to consultants and non-employees recognized during the year ended December 31, 2005 was $364,000.  This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.  The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	47.7%
Risk-free interest rate	3.5%
Weighted average expected term in years	2 years

The Black-Scholes option-pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Note 8

Discontinued Operations

On May 27, 2005, the Company disposed of its 99% owned subsidiary, Acrongenomics Hellas S.A for cash consideration of $31,096.  Loss related to the subsidiary has been disclosed up to the date of disposal as loss from discontinued operations (Schedule 1).  The net gain on disposal was determined as follows:

Proceeds on disposal of subsidiary	$ 31,096

Net assets of subsidiary
Cash	115
Government value added tax receivable	8,138
Capital assets	23,745
Additional paid-in capital	(6,000)

25,998

Net gain on disposal of subsidiary	5,098

Note 8

Discontinued Operations – (cont’d)

The consolidated balance sheets include the following amounts related to the discontinued operations of the subsidiary.

	2005	2004

Cash and short-term investments	$ -	$ 4,053
Government value added tax receivable	-	8,138

Current assets of discontinued operations	$ -	$ 12,191

Equipment	$ -	$ 26,911

Long-term assets of discontinued operations	$ -	$ 26,911

Loan payable	$ -	$ 1,949

Current liabilities of discontinued operations	$ -	$ 1,949

Minority interest	$ -	$ 353

Long-term liabilities of discontinued operations	$ -	$ 353

Additional paid-in capital of discontinued operations	$ -	$ 6,000

Stockholder’s equity of discontinued operations	$ -	$ 6,000

Note 9

Statement of Cash Flows

Cash flows from discontinued operations are as follows:

			August 17,
			1999
			(Date of
			Inception) to
			December 31,
	2005	2004	2005

Cash flows used in operating activities
Loss from discontinued operations	$ (1,935)	$ (40,063)	$ (41,998)
Items not affecting cash:
Gain on disposal of subsidiary	(5,098)	-	(5,098)
Amortization	3,166	4,749	7,915
Non-cash rent expense		6,000
Changes in non-cash working capital items:
Government value added tax receivable	-	(8,138)	(8,138)

Cash used in operating activities	(3,867)	(37,452)	(47,319)

Cash flows used in investing activity
Equipment purchases	-	(31,660)	(31,660)

Cash flows provided by financing activities
Proceeds from disposal of subsidiary	31,096	-	31,096
Advances from (to) parent company	(28,865)	70,863	47,998
Loan receivable	(1,949)	1,949	-
Minority interest	(353)	353	-

Cash provided by (used in) financing activities	(71)	73,165	79,094

Increase (decrease) in cash from discontinued operations prior to disposal	(3,938)	4,053	115

Cash balance of subsidiary on disposal	(115)	-	(115)

Increase (decrease) in cash from discontinued operations during the year	$ (4,053)	$ 4,053	$ -

Note 10

Deferred Tax Assets

At December 31, 2005, the Company has incurred accumulated non-capital losses in the United States which begin to expire in 2020 totalling approximately $6,924,236 and non-capital losses in Greece totalling $37,249 which can be carried forward and applied against future taxable income.

The following table summarizes the significant components of the Company’s deferred tax assets:

	2005	2004
Deferred Tax Assets
Non-capital losses carryforward	$ 2,354,240	$ 558,540
Valuation allowance for deferred tax asset	(2,354,240)	(558,540)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 11

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.  During the year ended December 31, 2004, the following transactions were excluded from the statements of cash flow.

i)

The Company issued 4,000,000 common shares at $1.96 per share totalling $7,840,000 in exchange for patent and a patent pending application with the Company’s former president.

ii)

The Company issued 400,000 common shares at $1.96 as a patent commission, 42,000 common shares at $1.00 as a private placement commission to a former officer and director of the Company and 50,594 common shares at $2.30 as a private placement commission.

iii)

A company in which a former officer and director is the former Company’s president’s spouse provided rent at no charge for which the fair value of $6,000 has been recorded as additional paid-in capital.

During the year ended December 31, 2005, the following transactions were excluded from the statements of cash flow.

i)

The Company issued 180,668 common shares between $2.30 and $2.40 pursuant to the receipt of proceeds of $426,329 from stock subscriptions received during the year ended December 31, 2004.

Note 11

Non-cash Transactions – (cont’d)

ii)

The Company transferred $137,040 to additional paid-in capital pursuant to the exercise of 420,000 share purchase warrants.

iii)

The Company issued 100,000 common shares at $4.68 per share totalling $468,000 in exchange for consulting services.

iv)

The Company issued 81,337 common shares at $4.00 per share totalling $325,348 as a private placement commission.

Note 12

Subsequent Event

By an agreement dated February 13, 2006, the Company re-acquired 4,000,000 common shares of the Company from its former president in exchange for a royalty of 50% over any revenue that the Company generates from the eleven patents underlying its molecular diagnostic test products for cancer detection and the right to use or not use such patents.  The Company intends to return the 4,000,000 common shares to treasury.

Note 13

Comparative Figures

Certain comparative figures in the Statement of Operations at December 31, 2004 and for the period August 17, 1999 (Date of Inception) to December 31, 2005 have been reclassified to conform with the presentation used in the current period.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of April 12, 2006 are as follows:

Name	Age	Positions

Ronald Lizée	48	Chief Financial Officer and member of the Board of Directors
Constantine Poulios	33	President, Secretary and member of the Board of Directors
Manos Topoglidis	32	Member of the Board of Directors and Scientific Advisory Board
Platon Tzouvalis	41	Vice President and member of the Board of Directors

Set forth below is a brief description of the background and business experience of our officers and directors.

Ron Lizee – CFO and member of the Board of Directors

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

Constantine Poulios – President and member of the Board of Directors

Mr. Poulios was appointed to the Board of Directors as Vice President on July 7, 2004 and as President on February 14, 2006. He has extensive experience in serving multinational companies in the rigorous environment of the Sarbanes-Oxley legislation. An attorney by education and profession, he was part of the Corporate and Tax Advisory Services of Ernst & Young before joining Acrongenomics, Inc. Mr. Poulios was managing important accounts including that of Coca Cola, Halliburton, Hewlett Packard, ABN AMRO, Citigroup, Ciments Francais, Pfizer, GlaxoSmithKline and EMI Music for Ernst & Young Southeast Europe, while he has also worked for Ernst & Young LLP in the US. He obtained his Master's of Laws from Northwestern University School of Law in Chicago in 1997, while he is a 1995 graduate from the School of Law at the National University of Athens. Mr. Poulios has also been awarded with a Certificate in Law in 1993 from the School of Law at the University of Bordeaux in France and he has attended graduate courses in management from top US universities.

Dr. Manos Topoglidis – Member of the Board of Directors and Scientific Advisory Board

Dr. Topoglidis was appointed to the Board of Directors and Scientific Advisory Board on February 24, 2006 as Chief Technology Officer. He received his Bachelor’s of Science from King’s College (University of London) in 1996, his MSc in Biochemistry from Imperial College London in 1997 and his Ph.D. in Chemistry (Biosensors and Nanomaterials) from Imperial College London in 2001. His research interests and expertise lie in the areas of Biosensors, Nanomaterials, Biotechnology and Nanotechnology. He has worked as a research fellow at the Center of Electronic Materials and Devices of Imperial College London and as manager of European and National programs of the MESL laboratory of the National Centre for Scientific Research, Demokritos in Athens. He is a member of the Electrochemical and British Biochemical Societies. Dr. Topoglidis has 15 scientific publications during his 8 years of research and has presented his work in 10 U.S./international conferences.

Dr. Topoglidis has impressive experience leading international research teams in academia to unlock nanotechnology solutions. He ranks among the first to extensively research the use of nanoporous surfaces for biosensing applications and has written numerous original nanotechnology-related publications which have been cited worldwide

Platon Tzouvalis  –Vice President and Member of the Board of Directors

Platon Tzouvalis, M.Sc., was appointed Vice President of Acrongenomics, Inc. on February 14th, 2006. As a Biochemist and ex-Abbott Laboratories Associate, he is an experienced pharmaceutical industry professional. He has been a member of Acrongenomics' Scientific Advisory Board since May 2004. His expertise lies in the areas of Quality Control, Operational Procedures as well as Pharmaceutical Product and Process Improvement. He received his B.Sc. Degree in Biochemistry from the University of Illinois in 1990 and his Master's Degree in the same field from DePaul University at Chicago in 1995.

Mr. Tzouvalis' earlier career includes working as a Research Chemist in collaboration with the University of Illinois at Chicago, holding the position of Research and Development Chemist at SynQuest, Inc. and as Advanced Quality Assurance Specialist of Organic Operations and then Project Manager in Bioanalytical Quality Assurance for Abbott Laboratories. Mr. Tzouvalis has also been awarded with the Abbott Diagnostics Division Science Award of 2002 as part of the Organic Operation Remediation Team.

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

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions

Ron Lizée	Chief Financial Officer, Member of the Board of Directors	None	None	None
Eleftherios Georgakopoulos	President and Member of the Board of Directors	None	None	None
Constantine Poulios	Vice President and Member of the Board of Directors	None	None	None

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

Code of Ethics

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company anticipates that it will prepare and adopt such a code of ethics during the second quarter of fiscal year 2006.  Upon completion and adoption, the Company intends to file a copy of its code of ethics with the Securities and Exchange Commission and will post it on the Company’s website.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to our executive officers during the past three fiscal years. No other compensation was paid to our executive directors, other than the compensation set forth below.

Summary Compensation Table

Name	Title	Year	Salary	Bonus	Other Annual Compensation

Jack Morgan	President, Secretary and Treasurer	2003 2002	$0 $0	0 0	0 0
W. Scott Lawler (1)	President, Secretary and Treasurer	2004	$0	$15,000	0
Rick Walchuk	CEO and Secretary	2004	$28,160	0	0
Eleftherios Georgakopolous (2)	President	2005 2004	0 $5,481	0	0

(1) Mr. Lawler’s compensation was paid to his consulting firm, International Securities Group Ltd.

(2) Dr. Georgakopolous received this compensation from Acrongenomics subsidiary.

Stock Option Grants

We did not grant any stock options to the directors or executive officers during our most recent fiscal year ended December 31, 2005.  We have also not granted any stock options to the directors or executive officers since December 31, 2005.

Exercises of Stock Options And Year-End Option Values

No stock options were exercised by our officers, directors or employees during the fiscal year ended December 31, 2005.  No stock options have been executed since December 31, 2005.

Outstanding Stock Options

As at December 31, 2005, 200,000 stock options were outstanding and exercisable at $3.00 per share. These options expire on August 31, 2007.

Management Agreement

We do not have management or other compensation agreements with any other officers or directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 12, 2006 by: (i) each person (including any group) known to us to own more than five percent

(5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	Ronald Lizée Chief Financial Officer, Secretary and Director 202-3550 Taylor Street East Saskatoon, Sask S7H 5H9	0 Shares	-
Common Stock	Constantine D. Poulios President and Director 38A Posidonos 17455Alimos Athens, Greece	0 Shares	-
Common Stock	Dr. Manos Topoglidis Chief Technology Officer, Director 5 P. Tsaldari 151 22 Maroussi Greece	0 Shares	-
Common Stock	Platon Tzouvalis Vice President and Director 38A Posidonos 17455Alimos Athens, Greece	6,300 Shares	-
Common Stock	All Officers and Directors as a group (3 persons)	6,300 Shares	-

1

Based on 17,814,123 shares of our common stock issued and outstanding as of March 23, 2006.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below under the heading, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

- any director or officer;

- any proposed nominee for election as a director;

- any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

- any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

During fiscal year 2004, a total of $32,100 in fees was billed to the Company by Lizée Gauthier, Certified General Accountants, of which the Company’s CFO, Mr. Lizée, is the proprietor, for accounting work provided to the Company by Mr. Lizée. During such period, a total of $23,435 was paid to Lizee Gauthier against such invoices.  During fiscal year 2005, a total of $34,975 in fees were paid by the Company to Lizée Gauthier for accounting work provided to the Company by Mr. Lizée.

During fiscal year 2004, a total of $15,000 was paid as directors and officers compensation for Mr. Lawler’s serving as President and sole member of the Company’s Board of Directors. An additional amount of $37,546.50 was paid for consulting fees during 2004. Both amounts were paid to Mr. Lawler’s consulting firm, International Securities Group Ltd.

In early 2004, Acrongenomics entered into an arrangement with Euro Genet Labs, a Greek corporation, whereby Euro Genet Labs would provide Acrongenomics with lab services, including the conducting of testing of blood samples to test Acrongenomics proprietary technology and to assist in the development of such technology. A formal, written agreement regarding these services was signed May 31, 2004 between Acrongenomics and Euro Genet Labs. Pursuant to this arrangement, during fiscal year 2005, Acrongenomics paid to Euro Genet Labs a total of $4,136,000 and an additional $141,289 were owed to Euro Genet as of December 31, 2005. During fiscal year 2004, Acrongenomics paid to Euro Genet Labs a total of $351,900 and an additional $775,000 was owed to Euro Genet as of December 31, 2004. Ms. Stratakis is the wife of our former president, Dr. Eleftherios Georgakopoulos, and is also a minority shareholder and a director of Euro Genet Labs.

During 2004 and 2005, the Company has occupied office space consisting of approximately 1200 square feet, located at 38A Posidonos Avenue 17455 Alimos, Athens, Greece, for some marketing support and research supervision functions.  Acrongenomics rents this space, along with reception, photocopy and facsimile transmission services, from EuroGenet Labs, Inc., a related party, at $2,000 per month.

During 2005, the Company incurred $3,760 in consulting fees to Michalis Soursos, a shareholder of Acrongenomics and President of Eurogenet Labs and paid $3,760 of such amount in 2005.

On May 5, 2004, we issued 4 million restricted shares of our common stock to one of our directors, Dr. Eleftherios Georgakopoulos, in consideration of his transfer of two (2) Greek patents and four (4) Greek patent applications, intellectual property and associated know-how to Acrongenomics. These patents related to a proprietary technological product for the detection of epithelial cancer, referred to as the “EP-CAM Detection Kit.” Since the time that this acquisition was announced, the Ep-Cam Detection Kit has undergone certain improvements and enhancements and was later referred to as the “Neo Ep-Cam Detection Kit.” Acrongenomics then finalized the acquisition of the intellectual property related to the Neo Ep-Cam Detection Kit, for which it issued 4 million shares of common stock to Dr. Georgakopoulos. As a result of the acquisition, the Company now owns the rights to the following two (2) Greek patents and four (4) Greek patent applications:

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

ITEM 13.

EXHIBITS

(a)

Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
31	Rule 13a-14(a)/15d-14(a) Certification – Signed by Constantine D. Poulios, Principal Executive Officer (2)
31	Rule 13a-14(a)/15d-14(a) Certification - Signed by Ron Lizée, Chief Financial Officer(2)
32	Section 1350 Certification – Signed by Constantine D. Poulios, Principal Executive Officer(2)
32	Section 1350 Certification – Signed by Ron Lizée, Chief Financial Officer(2)

1

Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB originally filed May 24, 2002, as amended.

2

Filed Herewith.

ITEM 14.

PRINCIPAL AUDITORS FEES.

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2005 and 2004 for professional services rendered by Amisano Hanson for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Amisano Hanson in connection with statutory and regulatory filings or engagements were $36,443 and $10,000, respectively.

Audit-Related Fees

The aggregate fees for other audit related services by Amisano Hanson for the fiscal years ended 2005 and 2004 were $25,809 and nil, respectively.

Tax Fees

There were no fees for tax related services for the fiscal years ended 2005 and 2004.

All Other Fees There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Amisano Hanson, other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS INC.

By:

/s/ Constantine Poulios

Constantine Poulios, President and Director

Date: April 17, 2006

By:

/s/ Ronald Lizée

Ronald Lizée, Chief Financial Officer, Secretary and Director

Date: April 17, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Constantine Poulios

Constantine Poulios, President and Director – principal executive officer

Date: April 17, 2006

By:

/s/ Ronald Lizée

Ronald Lizée, Chief Financial Officer, Secretary and Director - principal accounting officer

Date: April 17, 2006

By:

/s/ Platon Tzouvalis

Platon Tzouvalis, Vice President and Director

Date: April 17, 2006

By:

/s/ Dr. Manos Topoglidis

Dr. Manos Topoglidis, Director

20