Form 10QSB
period 2006-03-31
ACRONGENOMICS INC
filed 2006-05-22
CIK 1104502

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2006

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number 000-49833

ACRONGENOMICS INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	52-2219285
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1530 9th Avenue, S.E.

Calgary, Alberta, Canada, T2G-0T7

(Address of principal executive offices)

Telephone: (403) 693-8000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X

No  _____

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes

No    X

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

13,824,123 shares of common stock, $.001 par value, as of May 19, 2006.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Page

Interim Balance Sheet	3

Interim Statements of Operations	4

Interim Statements of Cash Flows	5

Interim Statements of Operations from Discontinued Operations	6

Interim Statements of Stockholders’ Equity	7-8

Notes to Interim Financial Statements	9-15

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

	March 31,	December 31,
ASSETS	2006	2005
Current
Cash and cash equivalents	$ 1,279,830	$ 1,741,998

Patents	1	1

	$ 1,279,831	$ 1,741,999

LIABILITIES
Current
Accounts payable and accrued liabilities– Note 3	$ 109,425	$ 207,109
Loan payable – Note 5	1,000	1,000

	110,425	208,109

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value – Notes 6, 9 and 10
100,000,000 shares authorized
17,824,123 shares issued (December 31, 2005: 17,824,123)	17,824	17,824
Additional paid-in capital	17,357,211	17,357,211
Stock purchase warrants	233,267	233,267
Deficit accumulated during the development stage	(16,438,896)	(16,074,412)

	1,169,406	1,533,890

	$ 1,279,831	$ 1,741,999

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended March 31, 2006 and 2005

and from August 17, 1999 (Date of Inception) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

			August 17, 1999
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2006	2005	2006

Expenses
Accounting and audit fees - Note 4	47,989	29,007	207,791
Amortization of patents	-	117,068	741,430
Appraisals	-	-	10,000
Bank charges	558	717	5,509
Consulting fees - Note 4	20,000	-	661,488
Foreign exchange (gain)	173	(999)	(4,223)
Legal fees - Note 4	26,979	9,565	186,973
Office and miscellaneous	5,981	210	29,707
Public relations and donation	60,000	70,000	507,007
Rent – Note 4	6,000	6,000	30,000
Research and development - Note 4	200,000	1,144,000	5,604,189
Stock-based compensation	-	-	364,000
Telephone	-	-	2,399
Transfer agent and filing fees	1,000	715	17,271
Travel	5,234	-	43,792

Loss before the following	(373,914)	(1,376,283)	(8,407,333)

Interest income	9,430	-	14,881
Write-down of patents	-	-	(8,004,446)

Loss from continuing operations	(364,484)	(1,376,283)	(16,396,898)
Loss from discontinued operations – Schedule 1	-	(5,346)	(41,998)

Net loss	$ (364,484)	$ (1,381,629)	$ (16,438,896)

Basic and diluted loss per share – continuing operations	$ (0.02)	$ (0.09)

Basic and diluted loss per share – discontinued operations	$ (0.00)	$ (0.00)

Weighted average shares outstanding	17,824,123	15,663,913

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2006 and 2005

and from August 17, 1999 (Date of Inception) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

			August 17, 1999
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2006	2005	2006
Cash flows used in operating activities
Loss from continuing operations	$ (364,484)	$ (1,376,283)	$ (16,396,898)
Items not affecting cash:
Amortization of patents	-	117,068	741,430
Shares issued for consulting fees	-	-	468,000
Stock-based compensation	-	-	364,000
Write-down of patents	-	-	8,004,446
Changes in non-cash working capital items:
Subscriptions receivable	-	426,330	-
Accounts payable and accrued liabilities	(97,684)	(96,529)	109,425

Cash used in operating activities	(462,168)	(929,414)	(6,709,597)

Cash flows used in investing activity
Patents	-	-	(121,877)

Cash flows provided by financing activities
Common stock issued for cash	-	24	7,781,995
Stock purchase warrants	-	-	370,307
Increase in loans payable	-	-	1,000
Advances from (to) discontinued operations of disposed subsidiary	-	-	(41,998)

Cash provided by financing activities	-	24	8,111,304

Increase (decrease) in cash from continuing operations	(462,168)	(929,390)	1,279,830

Increase (decrease) in cash from discontinued operations – Note 8	-	(3,931)	-

Increase (decrease) in cash during the period	(462,168)	(933,321)	1,279,830

Cash and cash equivalents, beginning of period	1,741,998	1,012,484

Cash and cash equivalents, end of period	$1,279,830	$79,163	$1,279,830

Cash and cash equivalents consist of:
Cash - continuing operations	$269,577	$79,040	$269,577
- discontinued operations	-	123	-
Term Deposit	1,010,253	-	1,010,253

	$1,279,830	$79,163	$1,279,830

Non-cash transaction – Note 9

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

Schedule 1

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF ACRONGENOMICS HELLAS S.A.

for the three months ended March 31, 2006 and 2005

and from August 17, 1999 (Date of Inception) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

			August 17, 1999
			(Date of
			Incorporation)
	Three months ended		to
	March 31,		March 31,
	2006	2005	2006

Expenses
Accounting and audit fees	$ -	$ -	$ 4,020
Amortization	-	1,583	7,915
Bank charges	-	-	7
Consulting fees - Note 4	-	3,760	9,241
Legal fees	-	-	634
Office and miscellaneous	-	-	5,307
Rent	-	-	14,000
Telephone	-	-	2,618
Utilities	-	-	2,934

Loss before the following	-	(5,343)	(46,676)

Foreign exchange loss	-	(57)	(896)
Minority interest in loss of subsidiary	-	54	476
Net gain on disposal of subsidiary	-	-	5,098

Loss from discontinued operations	$ -	$(5,346)	$ (41,998)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY

from the period August 17, 1999 (Date of Inception) to March 31, 2006

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

Continued

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY

from the period August 17, 1999 (Date of Inception) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock						Accumulated
			Additional				During the
			Paid-in	Warrants		Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Subscriptions	Stage	Total

Common stock issued for cash - at $2.30	72,500	73	166,677	-	-	-	-	166,750
- at $2.40	108,168	108	259,495	-	-	-	-	259,603
- at $3.50	551,443	551	1,929,499	-	-	-	-	1,930,050
- at $4.00	925,125	925	3,699,575	-	-	-	-	3,700,500
Capital stock issued for commission - at $4.00	81,337	82	325,266	-	-	-	-	325,348
Less: Commission	-	-	(325,348)	-	-	-	-	(325,348)
Commission	-	-	(24,900)	-	-	-	-	(24,900)
Stock subscriptions received	-	-	-	-	-	(426,329)	-	(426,329)
Common stock issued for cash pursuant to exercise of warrants - at $1.00	420,000	420	419,580	(420,000)	-	-	-	420,000
Transfer on exercise of warrants	-	-	137,040	-	(137,040)	-	-	-
Stock-based compensation	-	-	364,000	-	-	-	-	364,000
Common stock issued for consulting services - at $4.68	100,000	100	467,900	-	-	-	-	468,000
Net loss from continuing operations	-	-	-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from subsidiary on disposition	-	-	(6,000)	-	-	-	-	(6,000)
Net loss from discontinued operations	-	-	-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005	17,824,123	17,824	17,357,211	520,000	233,267	-	(16,074,412)	1,533,890
Net loss from continuing operations	-	-	-	-	-	-	(364,484)	(364,484)

Balance, March 31, 2006	17,824,123	$ 17,824	$ 17,357,211	520,000	$ 233,267	$ -	$ (16,438,896)	$ 1,169,406

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

 (A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc.  Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage.  The Company’s business is research and development in the field of Molecular Invitro Diagnostics.  By a letter of intent dated February 7, 2004 and an agreement dated May 31, 2004, the Company acquired intellectual property that included a certain patent and patent applications concerning molecular diagnostic test products for cancer detection.  The Company has entered into negotiations to complete a collaborative agreement to develop unique nanotechnology solutions used in eliminating hospital related infections.

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2005 and 2004, as filed with the United States Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2006 are not indicative of results that may be expected for the full year.

Note 2

Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $16,438,896 since its inception and expects

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

(Stated in US Dollars)

(Unaudited) – Page 2

to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.  Since inception, the Company has funded operations through common stock issuances and related party loans.

Note 3

Summary of Significant Accounting Principle

Principles of Consolidation

The financial statements at December 31, 2004 included the accounts of the Company and its 99% owned subsidiary, Acrongenomics Hellas S.A. (“Hellas”), a Greek corporation, an entity incorporated by the Company.  On May 27, 2005, the Company disposed of its interest in Hellas (Note 7).  Consequently, the financial statements for the three months ended March 31, 2006 include the accounts of Hellas for the period from January 1, 2005 to March 31, 2005, as discontinued operations.  All inter-company balances and transactions have been eliminated.

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

(Stated in US Dollars)

(Unaudited) – Page 3

Note 4

Related Party Transactions – Notes 5 and 10

The Company incurred the following charges with companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s former president, and the research and development expenditures were paid to a company in which a former officer and director is the spouse of the Company’s former president:

			August 17, 2000
			(Date of
	Three months ended		Inception) to
	March 31, 2006		March 31,
	2006	2005	2006

Accounting fees	$ 23,994	$ 7,564	$ 90,970
Consulting fees	20,000	3,760	57,401
Legal fees	-	9,565	60,656
Patents		-	87,500
Rent	6,000	6,000	44,000
Research and development	200,000	1,144,000	5,604,189

	$ 249,994	$ 1,170,889	$ 5,944,716

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at March 31, 2006 includes $30,131 (December 31, 2005: $147,906) owing to companies with a common director and a company of which a former officer and director is the spouse of the Company’s former president.

Note 5

Loan Payable

The loan payable is due to an officer and director of a company of which a former officer and director is the spouse of the Company’s former president and is unsecured, non-interest bearing and has no specific terms for repayment.

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

(Stated in US Dollars)

(Unaudited) – Page 4

Note 6

Capital Stock – Notes 9 and 10

Commitments

Share Purchase Warrants

At March 31, 2006, 520,000 (December 31, 2005:  520,000) share purchase warrants are outstanding.  Of this total, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.20 per share for each share purchase warrant held until May 7, 2007 and 100,000 warrants entitle the holders the right to purchase one common share of the Company at $2.30 per share for each share purchase warrant held until September 7, 2006.  The Company has recorded $233,267 (December 31, 2005: $233,267) with respect to the share purchase warrants that represents their fair value when issued.

Share Purchase Options

On May 17, 2005, the Company approved a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and/or consultants.  The exercise price, vesting and other terms will be determined upon grant by the administrator thereof.

A summary of the status of the stock option plan as of March 31, 2006 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding and exercisable at December 31, 2005 and March 31, 2006	200,000	$3.00

At March 31, 2006, 200,000 share purchase options were outstanding to consultants entitling the holders thereof the right to purchase one common share of the Company at $3.00 per share for each share purchase option held.  These share purchase options expire on August 31, 2007.

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

(Stated in US Dollars)

(Unaudited) – Page 5

Note 7

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

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

(Stated in US Dollars)

(Unaudited) – Page 6

Note 8

Statement of Cash Flows

Cash flows from discontinued operations are as follows:

			August 17,
			1999
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2006	2005	2006

Cash flows used in operating activities
Loss from discontinued operations	$ -	$ (5,346)	$ (41,998)
Items not affecting cash:
Gain on disposal of subsidiary	-	-	(5,098)
Amortization	-	1,583	7,915
Changes in non-cash working capital item:
Government value added tax receivable	-	-	(8,138)

Cash used in operating activities	-	(3,763)	(47,319)

Cash flows used in investing activity
Equipment purchases	-	-	(31,660)

Cash flows provided by financing activities
Proceeds from disposal of subsidiary	-	-	31,096
Advances from (to) parent company	-	-	47,998
Loan receivable	-	(114)	-
Minority interest	-	(54)	-

Cash provided by (used in) financing activities	-	(168)	79,094

Increase (decrease) in cash from discontinued operations	$ -	$ (3,931)	$ 115

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

(Stated in US Dollars)

(Unaudited) – Page 7

Note 9

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.  During the three months ended March 31, 2006, the Company issued 180,668 common shares between $2.30 and $2.40 pursuant to the receipt of proceeds of $426,329 from stock subscriptions received during the year ended December 31, 2004.  This transaction was excluded from the statements of cash flow.

Note 10

Subsequent Events

i)

By an agreement dated February 13, 2006, the Company re-acquired 4,000,000 common shares of the Company from its former president in exchange for a royalty of 50% over any revenue that the Company generates from the eleven patents underlying its molecular diagnostic test products for cancer detection and the right to use or not use such patents.  Subsequent to March 31, 2006, the 4,000,000 common shares were returned to treasury.

ii)

By an agreement dated May 4, 2006, the Company granted 200,000 share purchase options to officers and directors of the Company entitling the holders thereof the right to purchase one common share of the Company at $2.50 per share.  These share purchase options expire on May 4, 2016.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BACKGROUND

Acrongenomics, Inc., a Nevada corporation (the “Company”) is a research and development company focused in the field of Molecular Invitro Diagnostic (IVD) sector.  The global market for (IVD) tests is a relatively new field, but with substantial progress over the last few years.  During the first quarter of the year ended December 31, 2004, the Company finalized the acquisition of important patent and patent applications through the issuance of 4,000,000 shares of its common stock.  This acquisition provided our Company with our first product known as EP-CAM™ Detection Kit, which is a highly predictive molecular diagnostic test for micrometastic cancer of epithelial origin.  This EP-CAM™ Detection Kit was based on the most common platform in molecular diagnostic called Polymenase Chain Reaction (PCR) technology.  An Elisa system was used as an end point detector.

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

The Company has estimated that the Nano-JETA technology platform may still require extensive research costs and experiments for the next two (2) to three (3) years before it reaches a stage to attract the interest of large pharmaceutical companies.

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

Therefore, on February 13, 2006, willing to concentrate fully on the development of Nano-JETA technology,

 Dr. Leftheris Georgakopoulos resigned from the Company’s Board of Directors and as the Company’s President and Chief Scientific Officer.

In connection with the resignation of Dr. Georgakopoulos as President, Chief Science Officer and member of the Board of Directors of Acrongenomics Inc, the Company entered into an agreement with Dr. Georgakopoulos for the re-acquisition of 4,000,000 shares of common stock in exchange for a royalty of fifty percent (50%) over any revenue that the Company generates from the financial exploitation of certain patents regarding its Nano-JETA technology.  The Company has returned the 4,000,000 shares of common stock to treasury.  The shares were originally issued to Dr. Georgakopoulos in exchange for certain diagnostic technology for which Dr. Georgakopoulos had filed Greek patents.

As of February 14, 2006, the Company appointed Mr. Constantine Poulios, J.D. LL.M. as President.  Mr. Poulios had been serving as a member of the Board of Directors and as a Vice President for the Company since July 6,

2004.  As of the same date, the Company also appointed Mr. Platon Tzouvalis, MSc., as Vice President and as a member of the Board of Directors.

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

RESULTS OF OPERATIONS

The Company earned no revenue since its inception.  Acrongenomics Inc. is still in the development stage and does not anticipate earning any revenues until such time as it can establish an alliance with targeted companies to market or distribute the results of its research projects.

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

The Company incurred operating expenses in the amount of $346,484 for three (3) months ended March 31, 2006, compared with expenses of $1,381,629 the same period from the previous year.  The operating expenses of 346,484 incurred during the three (3) months ended March 31, 2006 included, $6,000 for rent, $200,000 for research and development and $12,773 for office expenses, travel, bank charges, transfer agents, and website development, net of $9,257 from interest income and foreign exchange, $60,000 for public relations, $74,968 for accounting, auditing and legal fees and $20,000 for consultations.  Acrongenomics Inc. also retains ownership of all its patents, but their potential value is not reflected in the financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company has cash on hand of $ 1,279,830 as at March 31, 2006, compared with $ 1,741,998 as at December 31, 2005.  We had a working capital surplus of $ 1,169,406 at March 31, 2006, compared to a working capital surplus of $1,533,890 as at December 31, 2005.

Our present cash reserves of $ 1,279,830 are sufficient to meet our cash requirements for the next six (6) months.

We will have to raise additional funds from the private placement of our securities in the amount of $ 1,120,170 to meet our budgeted operating expenses of $ 2,400,000 per year.

If we are successful on completing an equity financing, existing shareholders will experience a dilution of their interest in the Company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all our proposed projects in our business plan.

ITEM 3:

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our new President effective February 14, 2006, Constantine Poulios and Ron Lizée, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three (3) months period ended March 31, 2006, there were no sale of unregistered shares of our common stock.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2006.

ITEM 5.

OTHER INFORMATION

The Company made changes to its Board of Directors and officers during the quarter ended March 31, 2006.

As at February 13, 2006, Dr. Leftheris Georgakopoulos resigned from the Company’s Board of Directors and as the company’s President and Chief Scientific Officer.  As at February 14, 2006, the Company appointed Mr. Constantine Poulios, J.D., LLM. as President and Mr. Platon Tzouvalis MSC., as Vice President and as a member of its Board of Directors.  As at February 24, 2006, the Company appointed Dr. Manos Topoglidis as Chief Technology Officer and as a member of its Board of Directors and its Scientific Advisory Board.

On February 13, 2006, with the resignation of our former President, Dr. Leftheris Georgakopoulos, the Company entered into an agreement with Dr. Leftheris Georgakopoulos for the re-acquisition of 4,000,000 shares of common stock in exchange for a royalty of fifty percent (50%) over any revenue that the Company generates from the Nano-Jeta technology.  The Company has returned the 4,000,000 shares of common stock to treasury.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
4.1	Share Certificate (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification – Signed by Constantine Poulios, Principal Executive Officer (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification - Signed by Ron Lizée, Principal Financial Officer and Principal Accounting Officer(2)
32.1	Section 1350 Certification – Signed by Constantine Poulios, Principal Executive Officer(2)

32.2	Section 1350 Certification – Signed by Ron Lizée, Principal Financial Officer and Principal Accounting Officer (2)

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

Date:  May 19, 2006

By:         /s/ CONSTANTINE POULIOS

Name:   CONSTANTINE POULIOS

Title:     President and Director – Principal Executive Officer

By:

 /s/ RON LIZÉE

Name:

RON LIZÉE

Title:

Chief Financial Officer, Secretary and Director – Principal Financial Officer and Principal Accounting Officer