Form 10QSB
period 2006-06-30
ACRONGENOMICS INC
filed 2006-08-15
CIK 1104502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to

Commission file number  000-49833

ACRONGENOMICS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2219285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14, Rue Kleberg CH-1201 Geneva, Switzerland
(Address of principal executive offices)

+41 22 71 65 300
(Issuer’s telephone number)

1530 9th Ave SE Calgary, Alberta T2G 0T7
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ]     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

13,824,123 common shares issued and outstanding as at August 14, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

June 30, 2006 and December 31, 2005

(Stated in US Dollars)

(Unaudited)

		June 30,	December 31,
ASSETS		2006	2005

Current
Cash and cash equivalents		$ 36,263	$ 1,741,998

Patents		1	1

		$ 36,264	$ 1,741,999

LIABILITIES

Current
Accounts payable and accrued liabilities– Note 4		$ 87,897	$ 207,109
Loan payable – Note 5		1,000	1,000

		88,897	208,109

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 6, 9 and 10
100,000,000	shares authorized
13,824,123	shares issued (December 31, 2005 : 17,824,123)	13,824	17,824
Additional paid-in capital		10,050,884	17,357,211
Stock purchase warrants		233,267	233,267
Deficit accumulated during the development stage		(10,350,608)	(16,074,412)

		(52,633)	1,533,890

		$ 36,264	$ 1,741,999

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2006 and 2005

and from August 17, 1999 (Date of Inception) to June 30, 2006

(Stated in US Dollars)

(Unaudited)

					August 17, 1999
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees – Note 4	$ 22,397	$ 17,075	$ 70,386	$ 46,082	$ 230,188
Amortization of patents	-	117,068	-	234,136	741,430
Appraisals	-	-	-	-	10,000
Bank charges	595	1,406	1,153	2,123	6,104
Consulting fees – Note 4	27,175	-	47,175	-	688,663
Foreign exchange (gain)	1,428	(122)	1,601	(1,121)	(2,795)
Legal fees - Note 4	24,614	17,446	51,593	21,921	211,587
Office and miscellaneous	115	3,833	6,096	4,044	29,822
Public relations and donation	60,000	47,739	120,000	117,739	567,007
Rent - Note 4	6,000	6,000	12,000	12,000	36,000
Research and development – Note 4	1,077,780	804,000	1,277,780	1,948,000	6,681,969
Stock-based compensation	529,673	-	529,673	-	893,673
Telephone	-	-	-	-	2,399
Transfer agent and filing fees	-	1,150	1,000	1,865	17,271
Travel	9,484	-	14,718	-	53,276

Loss before the following	(1,759,261)	(1,015,595)	(2,133,175)	(2,386,789)	(10,166,594)

Interest income	7,549	2,082	16,979	2,082	22,430
Write-down of patents	-	-	-	-	(8,004,446)

Loss from continuing operations	(1,751,712)	(1,013,513)	(2,116,196)	(2,384,707)	(18,148,610)
Loss from discontinued operations – Schedule 1	-	(2,589)	-	(7,935)	(41,998)

Net loss	$ (1,751,712)	$(1,016,102)	$(2,116,196)	$(2,392,642)	$(18,190,608)

Basic and diluted loss per share – continuing operations	$ (0.11)	$ (0.06)	$(0.13)	$(0.15)

Basic and diluted loss per share – discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	15,802,145	16,297,661	16,807,548	16,131,824

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2006 and 2005

and from August 17, 1999 (Date of Inception) to June 30, 2006

(Stated in US Dollars)

(Unaudited)

			August 17, 1999
			(Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flows used in operating activities
Loss from continuing operations	$ (2,116,196)	$ (2,384,707)	$ (18,148,610)
Items not affecting cash:
Amortization	-	234,136	741,430
Shares issued for consulting fees	-	-	468,000
Stock-based compensation	529,673	-	893,673
Write-down of patents	-	-	8,004,446
Changes in non-cash working capital items:
Subscriptions receivable	-	426,329	-
Amounts receivable	-	(31,096)	-
Accounts payable and accrued liabilities	(119,212)	(501,897)	87,897

Cash used in operating activities	(1,705,735)	(2,257,235)	(7,953,164)

Cash flows used in investing activity
Patents	-	(30,589)	(121,877)

Cash flows provided by financing activities
Common stock issued for cash	-	1,930,074	7,781,995
Stock purchase warrants	-	-	370,307
Increase (decrease) in loan payable	-	(133,526)	1,000
Advances from (to)discontinued operations of disposed subsidiary	-	28,865	(41,998)

Cash provided by financing activities	-	1,825,413	8,111,304

Increase (decrease) in cash from continuing operations	(1,705,735)	(462,411)	36,263

Increase (decrease) in cash from discontinued operations – Note 8	-	(4,053)	-

Increase (decrease) in cash and cash equivalents during the period	(1,705,735)	(466,464)	36,263

Cash and cash equivalents, beginning of period	1,741,998	1,012,484	-

Cash and cash equivalents, end of period	$ 36,263	$ 546,020	$ 36,263

Cash and cash equivalents consist of:
Cash – continuing operations	$ 36,263	$ 146,020	$ 36,263
– discontinued operations	-	-	-
Term deposit – continuing operations	-	400,000	-

	$ 36,263	$ 546,020	$ 36,263

Non-cash transactions – Note 9

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.	Schedule 1

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF ACRONGENOMICS HELLAS S.A.

for the three and six months ended June 30, 2006 and 2005

and from August 17, 1999 (Date of Inception) to June 30, 2006

(Stated in US Dollars)

(Unaudited)

					August 17, 1999
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees - Note 4	$ -	$ -	$ -	$ -	$ 4,020
Amortization	-	1,583	-	3,166	7,915
Bank charges	-	-	-	-	7
Consulting fees - Note 4	-	-	-	3,760	9,241
Legal fees - Note 4	-	-	-	-	634
Office and miscellaneous	-	-	-	-	5,307
Rent - Note 4	-		-		14,000
Telephone	-	-	-	-	2,618
Utilities	-	-	-	-	2,934

Loss before the following	-	(1,583)	-	(6,926)	(46,676)

Foreign exchange loss	-	(121)	-	(178)	(896)
Minority interest in loss of subsidiary	-	17	-	71	476
Loss on disposal of subsidiary – Note 7	-	(902)	-	(902)	5,098

Loss from discontinued operations	$ -	$ (2,589)	$ -	$ (7,935)	$ (41,998)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY

for the period August 17, 1999 (Date of Inception) to June 30, 2006

(Stated in US Dollars)

(Unaudited)

									Deficit
		Common Stock							Accumulated
				Additional					During the
				Paid-in	Warrants		Contributed	Share	Development	Contributed
		Number	Par Value	Capital	Number	Amount	Surplus	Subscriptions	Stage	Total

Capital stock issued for cash	- at $0.001	5,000,000	$ 5,000	$ -	-	$ -	$ -	$ -	$ -	$ 5,000
- at $0.01		5,000,000	5,000	45,000		-	-	-	-	50,000
Net loss for the period		-	-	-					(2,116)	(2,116)

Balance, December 31, 1999		10,000,000	10,000	45,000	-	-	-	-	(2,116)	52,884
Capital stock issued for cash	- at $0.20	100,000	100	19,900	-	-	-	-	-	20,000
Net loss for the year		-	-	-	-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000		10,100,000	10,100	64,900	-	-	-	-	(10,292)	64,708
Net loss for the year		-	-	-	-	-	-	-	(205)	(205)

Balance, December 31, 2001		10,100,000	10,100	64,900	-	-	-	-	(10,497)	64,503
Capital stock issued for cash	- at $0.20	15,000	15	2,985	-	-	-	-	-	3,000
Net loss for the year		-	-	-	-	-			(24,818)	(24,818)

Balance, December 31, 2002		10,115,000	10,115	67,885	-	-	-	-	(35,315)	42,685
Net loss for the year		-	-	-	-	-			(21,576)	(21,576)

Balance, December 31, 2003		10,115,000	10,115	67,885	-	-	-	-	(56,891)	21,109
Pursuant to the acquisition of patent
- at $1.96		4,000,000	4,000	7,836,000	-	-	-	-	-	7,840,000
Capital stock issued commission for patent	- at $1.96	400,000	400	783,600	-	-	-	-	-	784,000
Capital stock issued for cash	- at $1.00	420,000	420	146,584	840,000	272,996	-	-	-	420,000
Capital stock issued for commission
- at $1.00		42,000	42	41,958	-	-	-	-	-	42,000
Less: commission		-	-	(42,000)	-	-	-	-	-	(42,000)
commission		-	-	(35,000)	-	-	-	-	-	(35,000)
Capital stock issued for cash	- at $2.30	100,000	100	132,589	100,000	97,311	-	-	-	230,000
- at $2.30		437,956	438	1,006,861	-	-	-	-	-	1,007,299
Capital stock issued for commission		50,594	50	116,316	-	-	-	-	-	116,366
Less: commission		-	-	(116,366)	-	-	-	-	-	(116,366)
Capital contribution		-	-	6,000	-	-	-			6,000
Stock subscriptions		-	-	-	-	-	-	426,329	-	426,329
Net loss for the year		-	-	-	-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004		15,565,550	15,565	9,944,427	940,000	370,307	-	426,329	(1,920,267)	8,836,361

.../cont’d

SEE ACCOMPANYING NOTES

Continued

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY

from the period August 17, 1999 (Date of Inception) to June 30, 2006

(Stated in US Dollars)

(Unaudited)

								Deficit
		Common Stock						Accumulated
				Additional				During the
				Paid-in	Warrants		Share	Development	Contributed
		Number	Par Value	Capital	Number	Amount	Subscriptions	Stage	Total

Common stock issued for cash	- at $2.30	72,500	73	166,677	-	-	-	-	166,750
- at $2.40		108,168	108	259,495	-	-	-	-	259,603
- at $3.50		551,443	551	1,929,499	-	-	-	-	1,930,050
- at $4.00		925,125	925	3,699,575	-	-	-	-	3,700,500
Capital stock issued for commission
- at $4.00		81,337	82	325,266	-	-	-	-	325,348
Less: Commission		-	-	(325,348)	-	-	-	-	(325,348)
Commission		-	-	(24,900)	-	-	-	-	(24,900)
Stock subscriptions received		-	-	-	-	-	(426,329)	-	(426,329)
Common stock issued for cash pursuant to exercise of warrants	- at $1.00	420,000	420	419,580	(420,000)	-	-	-	420,000
Transfer on exercise of warrants		-	-	137,040	-	(137,040)	-	-	-
Stock-based compensation		-	-	364,000	-	-	-	-	364,000
Common stock issued for consulting services	- at $4.68	100,000	100	467,900	-	-	-	-	468,000
Net loss from continuing operations		-	-	-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-	-	-	-	(6,000)
Net loss from discontinued operations		-	-	-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005		17,824,123	17,824	17,357,211	520,000	233,267	-	(16,074,412)	1,533,890
Cancellation of shares – Note 6		(4,000,000)	(4,000)	(7,836,000)	-	-	-	7,840,000	-
Stock-based compensation		-	-	529,673	-	-	-	-	529,673
Net loss from continuing operations		-	-	-	-	-	-	(2,116,196)	(2,116,196)

Balance, June 30, 2006		13,824,123	$ 13,824	$ 10,050,884	520,000	$ 233,267	$ -	$ (10,350,608)	$ 52,633

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 1	Nature of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage. The Company’s business is research and development in the field of Molecular Invitro Diagnostics. By a letter of intent dated February 7, 2004 and an agreement dated May 31, 2004, the Company acquired intellectual property that included a certain patent and patent applications concerning molecular diagnostic test products for cancer detection. The Company has entered into negotiations to complete a collaborative agreement to develop unique nanotechnology solutions used in eliminating hospital related infections. Additionally on May 22, 2006, the Company signed a joint development agreement with Molecular Vision Limited, a research company registered in London, England. Molecular Vision Limited has developed, within their fields of research at Imperial College London, a technology platform combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED) to deliver potentially affordable, intelligent and readily portable point of care medical diagnostic devices. The Company has named this technology platform combining microfluidics and pLED “BioLED Technology”.

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2005 and 2004, as filed with the United States Securities and Exchange Commission. The results of operations for the six months ended June 30, 2006 are not indicative of results that may be expected for the full year.

Note 2	Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $10,350,608 since its inception,

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 2

has a working capital deficiency of $52,634 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. Since inception, the Company has funded operations through common stock issuances and related party loans.

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 3

Note 3	Summary of Significant Accounting Principle

Principles of Consolidation

The financial statements at December 31, 2004 included the accounts of the Company and its 99% owned subsidiary, Acrongenomics Hellas S.A. (“Hellas”), a Greek limited liability company, an entity incorporated by the Company. On May 27, 2005, the Company disposed of its interest in Hellas (Note 7). Consequently, the financial statements for the six months ended June 30, 2006 include the accounts of Hellas for the period from January 1, 2005 to May 27, 2005, as discontinued operations. All inter-company balances and transactions have been eliminated.

Note 4	Related Party Transactions – Notes 5 and 6

The Company incurred the following charges with companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s president, and the research and development expenditures were paid to a company in which a former officer and director of the Company is the spouse of the Company’s former president:

					August 17,
					1999
					(Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Accounting fees	$ 13,737	$10,894	$37,731	$18,458	$104,707
Consulting fees	-	-	20,000	3,760	57,401
Legal fees	-	6,863	-	16,428	60,656
Rent	6,000	6,000	12,000	12,000	50,000
Research and development	-	804,000	200,000	1,948,000	5,604,189

	$ 19,737	$ 827,757	$ 269,731	$ 1,998,646	$ 5,876,953

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at June 30, 2006 includes $25,737 (December 31, 2005: $147,906) owing to companies with a common director and a company of which a former officer and director is the spouse of the Company’s former president.

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 4

Note 5	Loan Payable

The loan payable is due to an officer and director of a company of which a former officer and director is the spouse of the Company’s former president and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6	Capital Stock – Notes 9 and 10

By an agreement dated February 13, 2006, the Company re-acquired 4,000,000 common shares of the Company from its former president in exchange for a royalty of 50% over any revenue that the Company generates from the eleven patents underlying its molecular diagnostic test products for cancer detection and the right to use or not use such patents. During the six months ended June 30, 2006, the 4,000,000 common shares were returned to treasury. This non-monetary transaction has been recorded at the book value of shares previously issued of $7,840,000, as a related party transaction. Consequently this transactions is recorded as a capital transaction and no gain or loss is recorded in the statements of operations.

Commitments

Share Purchase Warrants

At June 30, 2006, 520,000 (December 31, 2005:  520,000) share purchase warrants are outstanding. Of this total, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.20 per share for each share purchase warrant held until May 7, 2007 and 100,000 warrants entitle the holders the right to purchase one common share of the Company at $2.30 per share for each share purchase warrant held until September 7, 2006. The Company has recorded $233,267 (December 31, 2005: $233,267) with respect to the share purchase warrants represents their fair value when issued.

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

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 5

Note 6	Capital Stock – Notes 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

A summary of the status of the stock option plan as of June 30, 2006 and changes during the period is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding and exercisable at December 31, 2005	200,000	$3.00
Granted	200,000	$2.50

Options outstanding and exercisable at June 30, 2006	400,000	$2.75

As at June 30, 2006, there are 400,000 share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held as follows:

Number	Exercise Price	Expiry Date

200,000	$3.00	August 31, 2007
200,000	$2.50	May 3, 2016

400,000

During the six months ended June 30, 2006, stock-based compensation expense of $529,673 (December 31, 2005: $364,000) was recorded. The fair value of the compensation expense has been determined using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,

	2006	2005

Weighted average fair value of options granted	$2.65	N/A
Expected dividend yield	0.0%	N/A
Expected volatility	211.5%	N/A
Risk-free interest rate	5.10%	N/A
Expected term in years	10	N/A

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 6

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

June 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 7

Note 8	Statement of Cash Flows

Cash flows from discontinued operations are as follows:

			August 17,
			1999
			(Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2006	2005	2006

Cash flows used in operating activities
Loss from discontinued operations	$ -	$ (7,935)	$ (47,998)
Items not affecting cash:
Gain on disposal of subsidiary	-	902	902
Amortization	-	3,166	7,915
Changes in non-cash working capital items:
Government value added tax receivable	-	-	(8,138)

Cash used in operating activities	-	(3,867)	(47,319)

Cash flows used in investing activity
Equipment purchases	-	-	(31,660)

Cash flows provided by financing activities
Proceeds from disposal of subsidiary	-	31,096	31,096
Advances from (to) parent company	-	(28,865)	47,998
Loan receivable	-	(1,949)	-
Minority interest	-	(353)	-

Cash provided by (used in) financing activities	-	(71)	79,094

Increase (decrease) in cash from discontinued operations prior to disposal	-	(3,938)	115

Cash balance of subsidiary on disposal	-	(115)	(115)

Increase (decrease) in cash from discontinued operations during the period	$ -	$ (4,053)	$ -

Acrongenomics, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2006

(Stated in US Dollars)

(Unaudited) – Page 8

Note 9	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the six months ended June 30, 2005, the Company issued 180,668 common shares between $2.30 and $2.40 pursuant to the receipt of proceeds of $426,329 from stock subscriptions received during the year ended December 31, 2004.

During the six months ended June 30, 2006, the 4,000,000 common shares valued at $7,840,000 were returned to treasury.

These transactions were excluded from the statements of cash flow.

Note 10	Commitment – Note 6

By an agreement dated May 22, 2006, the Company will collaborate with the vendor to acquire the exclusive rights to commercialize certain technology, contract the vendor to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay GBP3,450,000 (US$7,111,814) over 3 years (noted below) and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $2.00 per share. The options will vest at 25% and become exercisable, both on achievement of milestones as set out in the agreement and will be exercisable within a period of 5 years from the date of vesting. The estimated dates of the milestones are November 22, 2007, November 22, 2009, June 22, 2010 and November 22, 2010.

Payment schedule:

December 31, 2006	US$2,906,574 (paid US$1,077,781)
2007	US$2,102,620
2008	US$2,102,620

US$7,111,814

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Acrongenomics” means Acrongenomics Inc., unless otherwise indicated.

General

Corporate History and Background

Acrongenomics, Inc., a Nevada corporation, is a research and development company. Initially, we focused our research and development efforts in the Molecular Invitro Diagnostic sector. In the year ended December 31, 2004, we acquired certain patent and patent applications through the issuance of 4,000,000 shares of common stock. This acquisition provided our company with our first product known as EP-CAM™ Detection Kit, which is a molecular diagnostic test for micrometastic cancer of epithelial origin. We also entered into an arrangement with Euro Genet Labs S.A., a Greek research company located in Athens, Greece, to explore future prospects by evaluating the technology behind existing implementations.

As at December 31, 2005, we implemented a patent strategy to provide us with a proprietary position in the field of molecular diagnostics products. We currently own patents for EP-CAM Detection Kit™ and patent applications for other related technologies.

We estimated that our proprietary molecular diagnostics technology platform still required extensive research costs and experiments for the next two to three years before it reaches a stage to attract the interest of large pharmaceutical companies. We also felt that the series of experiments required to advance our proprietary molecular diagnostic technologies need to be conducted by highly qualified personnel that can devote 100% of their efforts to the project. Most probably, it will also require collaborations with international university research centers that are equipped with suitable personnel and instruments for such purpose and available time.

In early 2006, our Board of Directors decided that to devote 100% of our attention and efforts on a single project such as our molecular diagnostic technology platform for the next two to three years will involve too much risk and market exposure, and it was necessary for our company to diversify our research activities. On February 13, 2006, after the resignation of Dr. Leftheris Georgakopoulos, we entered into an agreement with him, for the return of the 4,000,000 shares of our common stock in exchange for a royalty of fifty percent (50%) over any revenue that we generate from our future products based on certain patents regarding our molecular diagnostic technologies.

On February 14, 2006, we appointed Mr. Constantine Poulios, LL.M. as President. Mr. Poulios had been serving as a member of our Board of Directors and as a Vice President for our company since July 6, 2004. As of the same date, we also appointed Mr. Platon Tzouvalis, MSc., as Vice President and as a member of our Board of Directors. Later on February 24, 2006, we appointed Dr. Manos Topoglidis as our Chief Technology Officer, member of our Board of Directors and our Scientific Advisory Board.

As of the same date, we also announced our new offices in Geneva, Switzerland, to allow Acrongenomics to diversify our activities by concentrating its efforts as a research-based investment company that is able to bridge the gap between breakthrough technologies and commercial development in the Life Sciences sector.

Our Current Focus – BioLED Technology

On May 22, 2006, we signed a Joint Development Agreement with Molecular Vision Limited, a research company registered in London, England. Molecular Vision Limited, has developed, within their fields of research at Imperial College London, a technology platform combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED) to deliver potentially affordable, intelligent and readily portable point-of-care medical diagnostic devices. We have named this technology platform combining microfluidics and pLED “BioLED Technology”. Under such Joint Development Agreement with Molecular Vision Limited, we acquired the exclusive rights to commercialize the existing intellectual properties related to the BioLED Technology and have first refusal rights to develop any additional applications from new research.

BioLED Technology

We plan to develop the BioLED Technology to meet a demand in the medical diagnostics, biosensors and analytical instrumentation markets to have miniaturized chemical and biological detectors offering high sensitivity and functionality at low cost. Terms such as “Lab-on-a-Chip” or “Point-of-Care” testing describe the same concept of having specialized, light weight, readily portable and ease to use devices to perform complex biological tests at the site where they are most needed. Most of the complex biological tests have traditionally required specialized laboratories equipped with bulky and expensive equipment. To realize the goal of portable diagnostic devises for Poin-of-Care testing, one will need to overcome the difficulties of the lack of suitable miniaturization, low-power consumption and optical detection systems.

By combining the microfluidic chip technology with pLED, we believe our BioLED Technology may be developed to provide Point-of-Care microchips for the quantitative and qualitative analysis of medical conditions with high sensitivity and functionality at low cost.

The miniaturization of future Point-of-Care testing devices based on our BioLED Technology is provided by microfluidics. Microfluidics refers to fluid flow in a network of microchannels which can be integrated on disposable, low cost Lab-on-a-Chip cartridges, while the flow of liquids or gases is controlled through valves and switches. Microfluidics can automatically guide a test sample through the various stages of an assay, perform multiple functions including sample purification, mixing with analytes, labeling, reaction and separation of products. Microfluidics can also be designed to guide the processed test sample to the integrated detection component of a Point-of-Care testing device.

Low cost, organic seminconductor polymer Light Emitting Diode (pLED) with tunable optical properties is the answer our BioLED Technology provides to cover the need for low-power consumption and optical detectable components in a Point-of-Care testing device. Under electrical excitation the polymer emits light via radiative combination of injected electrons and holes and therefore may be used as a light source. The same structure can then be used in reverse as a photodetector by illuminating the polymer in order to generate a measurable electrical current.

In a future Point-of-Care testing device based on our BioLED Technology, reagents of an assay will be mixed with the body fluid through the microfluidic network. The resulting mixture will be excited by the integrated, battery driven pLED and the resulting light-signal will be detected by the integrated photodetector, which will generate an electrical readout.

A typical assay for disease “markers” comprises two steps. First, specific immobilised antibodies are used to capture the protein markers inside the detection zone. Secondly, fluorescently labelled detection antibodies specific to the protein marker are flowed over the detection zone. The detection antibodies bind to captured protein markers and unbound excess detection antibodies are rinsed away. The labeled antibodies can then be excited with our pLED lightsources and any emitted fluorescence is detected with our organic photodiodes. Without disease markers no detection antibodies are retained, resulting in zero fluorescence.

This sandwich immunoassay format is applicable to most protein based disease markers as long as suitable specific antibodies are available.

Potential Markets for Our Future Products

Following a primary market research, a number of potential Point-of-Care diagnostic device applications were evaluated in terms of feasibility, market needs, revenue generating potential, market growth rate and competition. Among these, four disease areas were chosen to be our primary targets for BioLED device development. These Point-of-Care testing devices will enable on-the-spot quantitative and qualitative diagnosis from a few drops of blood, urine or saliva for:

Diabetes Management (Kidney Markers):

The prevalence of diabetes for all age-groups worldwide was estimated to be 2.8% in 2000 and 4.4% in 2030. The total number of people with diabetes is projected to rise from 171 million in 2000 to 366 million in 2030 (Global Prevalence of Diabetes. Diabetes Care 27:1047-1053, 2004). Microalbuminuria, a well known diabetic nephropathy marker, is defined by increased urinary Human Serum Albumin excretion. The Albumin Blue 580 (AB 580) assay is based on a red emitting fluorophore with specific affinity to human serum albumin. Upon binding to the human serum albumin, the florescence efficiency of AB 580 increases by two orders of magnitude. In simple terms, AB 580 only shows significant florescence when human serum albumin is present. If diagnosed at an early stage, Microalbuminuria can be treated before its progression to the development of diabetic nephropathy (kidney failure). Approximately 25 – 30% of all diabetics develop evidence of nephropathy.

Sexually Transmitted Diseases:

Sexually Transmitted Diseases remain a major public health challenge in both developed and developing countries. According to the World Health Organization, more than 340 million new cases of sexually transmitted infections occur every year, worldwide, in people aged 15-49 years. These infections can be a major cause of illness, infertility and even death. Most of them, however, can be treated and cured easily and with low cost, if diagnosed early enough. As previously discussed the sandwich immunoassay format is applicable to most protein based disease markers as long as suitable specific antibodies are available. For sexually transmitted diseases, we suggest the following assays: anti HIV-1 antibodies captured with HIV env antigen (HIV), Hepatitis B surface antigen (Hepatitis B), Anti-HCV (Hepatitis C), Chlamydia antigen (Chlamydia).

Cardiovascular Diseases (Cardiac Markers):

Cardiovascular diseases are responsible for the deaths of 17 million people worldwide each year, making them the developed world’s leading cause of death according to the World Health Organization. 32 million heart attacks and strokes per year demonstrate the need for the development of accurate, cost efficient and accessible diagnostics. Conventional diagnostic techniques, however, are costly, time consuming and of limited predictive potential. A smarter diagnostic approach is the in vitro measurement of various cardiac biomarkers of high preventive value, using a Point-of-Care device. The cardiac biomarker tests are based on a sandwich immunoassay format. The detectable species is the secondary antibody labelled with a fluorescent tag. The antibodies to be used are anti-myoglobin (Myoglobin), CK-MB antibody (creatine kinase), anti-troponin I (Troponin I).

Substances of Abuse:

According to the World Drug Report 2005, 5% of the global population (translating into about 200 million people) have consumed illicit drugs at least once in the last 12 months. This number illustrates the severity of substance abuse as a major healthcare and socioeconomic problem. Diagnosis of substances of abuse is imperative to the judicial system, professional, professional sports, large corporations and healthcare. For substance of abuse, we target the following markers: methamphetamine/M Amp (Ecstacy), tetrahydrocannabinol/THC (cannabis), benzoylecgonine (Cocaine). Easy, fast, simple and on-site diagnosis has considerable commercial value and huge revenue generating potential.

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are engaged in the business of the development of BioLED Technology, combining microfluidics and polymer Light Emitting Diodes (pLED) for use in future Point-of-Care diagnostic devices. On May 22, 2006, we entered into a joint development agreement with Molecular Vision Limited to acquire an exclusive right to commercialize the BioLED Technology in the fields of detecting certain kidney markers, cardiac markers, sexually transmitted diseases and detecting substances abuse. We believe that this technology, if fully developed and commercialised, will offer convenient and reliable solutions to diagnose these medical conditions.

From May 2006 to present, our business has focussed on the development of the BioLED Technology. Under the Joint Development Agreement, Molecular Vision Limited will continue to use reasonable endeavours to conduct research projects to further advance and develop our BioLED Technology. In exchange for the research and development activities carried out by Molecular Vision Limited, we will pay Molecular Vision Limited £3,450,000 over the next 3 years and we will also pay Molecular Vision Limited 30% of all gross revenue received by our company from future sales of our future Point-of-Care testing devices based on the BioLED Technology.

Over the next twelve months, we plan to continue our cooperation with Molecular Vision Limited to pursue our primary objective of developing our BioLED Technology. We intend to first focus on the development of light sources, filters and detectors for fluorescence detection. We also intend to develop microfluidics and microchips for blood handling and fine tuning integration of microchips for fluorescence detection.

Over the next twelve months, we also intend to work with Molecular Vision Limited to begin setting up the prototype Point-of-Care testing device for diabetes management. In this regard, we plan to begin evaluation and selection of chemiluminescence assay. We also plan to fabricate our first Point-of-Care device and hopefully by the summer of 2007 we will be able to conduct our first chemiluminescence based albumin and creatinine detection with urine samples. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, preparing a pre-filing document and holding a pre-filing meeting with the Food and Drug Administration.

We have not generated any revenues and our operating activities have used cash resources of $ 2,116,196 for the six month period ended June 30, 2006. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion. We estimate our expenses in the next twelve months will be approximately $3,935,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $2,835,000. We will make payments to Molecular Vision Limited as required under the Development Agreement for Molecular Vision Limited to carry out the research and development projects we have outlined for the next twelve months.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $1,100,000. These expenses will include approximately $750,000 on public relations and investor relations and approximately $350,000 on office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the next twelve months. Our future products will likely not be ready for sale for at least 2 years, if at all.

Results of Operations

We have earned no revenue since our inception.  We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

However, we have been successful in attracting potential investors and shareholders through various private placements.  We raised cash from warrants being exercised during the year.  This has allowed our company to meet all of our overhead obligations as well as maintaining our continuous pursuit to complete our product research and development. Prior to December 31, 2005, we sold 925,125 shares in a private placement at $4.00 per share for proceeds of $3,700,500.

We incurred operating expenses in the amount of $2,116,196 for six months ended June 30, 2006, compared with expenses of $2,392,642 the same period from the previous year. The operating expenses of $2,116,196 incurred during the six months ended June 30, 2006 included, $12,000 for rent, $1,277,780 for research and development, $7,589 for office expenses, travel, bank charges (net of interest income), transfer agents, and foreign exchange, $120,000 for public relations, $121,979 for accounting, auditing and legal fees, $47,175 for consultations, and $529,673 for stock-based compensation.

Financial Condition and Liquidity

We have cash on hand of $36,263 as at June 30, 2006, compared with $1,741,998 as at December 31, 2005. We had a working capital deficit of $52,633 at June 30, 2006, compared to a working capital surplus of $1,533,889 as at December 31, 2005.

Our present cash reserves of $36,263 are not sufficient to meet our cash requirements for the next six months. We will have to raise additional funds from the private placement of our securities to meet our budgeted operating expenses of $3,935,000 for the next twelve months.

If we are successful on completing an equity financing, existing shareholders will experience a dilution of their interest in our company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all our proposed projects in our business plan.

Government Regulations and Supervision

Once fully developed, we intend to market our BioLED Technology based Point-of-Care testing devices to research laboratories and clinics primarily in the United States and in Europe. Accordingly, we believe our research and development of our technology and the production and marketing of any testing devices based on our BioLED Technology are subject to the laws and regulations of governmental authorities in the United States and all other countries where our technology will be used and medical devices based on our proprietary BioLED Technology will be marketed. Specifically, in the United States, the Food and Drug Administration, among other agencies, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing.

The Regulatory Process

In the United States and in Europe, regulatory approval of new medical devices and biological products involves a lengthy process leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and requires the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval.

We may develop our BioLED Technology into GMP-compliant testing devices for testing or processing of human biological samples outside of the human body for diagnostic or therapeutic applications. “GMP” is a standard set for laboratories by the World Health Organization and other health regulatory authorities. Therefore, to a certain degree, the manner in which the Food and Drug Administration will regulate our BioLED Technology is uncertain.

Regardless of how our technology is regulated, the Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, reporting, advertising and promotion of our future products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval in the United States

We are currently only in the developmental stage of our technology, BioLED Technology and potential products and have not begun the process of seeking regulatory approval from the Food and Drug Administration. Once our BioLED Technology is fully developed, we intend to consult with a Food and Drug Administration advisor to assist us in determining our path in the process toward gaining regulatory approval from the Food and Drug Administration. Obtaining regulatory approval of new medical devices and biological products from the Food and Drug Administration is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and requires the expenditure of significant resources. There can be no assurance that our technology and potential products will ultimately receive regulatory approval. We summarize below our understanding of the regulatory approval requirements that may be applicable to us if we begin the process of seeking an approval from the Food and Drug Administration.

Generally, in order to obtain an approval from the Food and Drug Administration of a new medical product, an applicant must submit proof of safety and efficacy. In some cases, such proof entails extensive pre-clinical and clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the Food and Drug Administration is expensive and may take several years to complete. There can be no assurance that the Food and Drug Administration will act favorably or in a timely manner in reviewing submitted applications, and an applicant may encounter significant difficulties or costs in its efforts to obtain Food and Drug Administration approvals, in turn, which could delay or preclude the applicant from marketing any products it may develop. The Food and Drug Administration may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which an applicant will have the exclusive right to exploit such technologies.

Where human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption or Investigational New Drug submission with the Food and Drug Administration prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the Investigational Device Exemption or Investigational New Drug, the Food and Drug Administration has 30 days to review the application and raise safety and other clinical trial issues. If an applicant is not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the Food and Drug Administration.

The Food and Drug Administration categorizes medical devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, Quality System Regulation, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as post-market surveillance. Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-”substantially equivalent” devices), require clinical testing to demonstrate safety and effectiveness and the approval of the Food and Drug Administration prior to marketing and distribution.

We believe that BioLED Technology, if successfully developed, may be considered a medical device and be subject to the requirements of clinical testing to demonstrate safety and effectiveness and the approval of the Food and Drug Administration before we can market any future products.

In addition, we, and any contract manufacturer, may be required to be registered as a medical device manufacturer with the Food and Drug Administration. These manufacturers will be inspected on a routine basis by the Food and Drug Administration for compliance with the Food and Drug Administration's Quality System Regulations. The regulations of the Food and Drug Administration would require that we, and any contract manufacturer, design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The Medical Device Reporting regulation requires that we provide information to the Food and Drug Administration on deaths or serious injuries alleged to be associated with the use of our devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, the Food and Drug Administration prohibits a company from promoting an approved device for unapproved applications and reviews company labeling for accuracy.

In the United States, medical devices are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (e.g., labelling, premarket notification and adherence to good manufacturing practices) and class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines ). In general, class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to a legally marketed device), in addition to being subject to general and special controls, must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness.

Before a new or significantly modified device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a 510(k) notification or approval of a PMA application. A 510(k) clearance will be granted if the proposed device is "substantially equivalent" to a predicate device (i.e., a legally marketed class I or class II medical device, or a class III medical device for which the FDA has not called for the submission of a PMA application). Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues a written determination that the device is "substantially equivalent" to a predicate device. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a class III device for which the FDA has called for a PMA application. Certain class III devices that were on the market before May 28, 1976 ("preamendments class III devices"), and devices that are substantially equivalent to them, can be brought to market through the 510(k) process until the FDA calls for the submission of PMA applications for preamendments class III devices. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date the PMA is submitted to the FDA, if approval is obtained at all.

Under current requirements, facilities manufacturing biological products must also be licensed. To accomplish this, a biologic license application must be filed with the Food and Drug Administration. The biologic license application describes the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant's facilities in which the primary focus is on compliance with regulations and procedures and the ability to consistently manufacture the product in the facility in accordance with the Investigational Device Exemption. If the Food and Drug Administration finds the inspection unsatisfactory, it may decline to approve the biologic license application, resulting in a delay in production of products.

Product Approval in Europe

If we successfully develop our BioLED Technology and potential Point-of-Care testing devices and seek regulatory approval in Europe, we believe our BioLED Technology may be regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directives being implemented by European Union member countries. These classifications apply to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy.

The applicable regulations vest the authority to permit affixing of the CE Mark with various notified bodies. These are private and state organizations which operate under license from the member states of the European Union to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified bodies are also given the responsibility for determination of the appropriate standards to apply to a medical product. Receipt of permission to affix the CE Mark enables a company to sell a medical device or product in all European Union member countries. Other registration requirements may also need to be satisfied in certain countries. We have not received permission from a notified body to affix the CE Mark to our BioLED Technology, nor have we as yet requested such permission.

Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this current report in evaluating our company and our business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

We have not earned any revenues since our incorporation and only have a limited operating history in our current business of developing our proprietary BioLED Technology, which raise doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business of developing Point-of-Care testing devices based on our proprietary BioLED Technology and must be considered in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop our BioLED Technology and commercialise our future Point-of-Care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2005.

Our likelihood of profit depends on our ability to develop and commercialise products based on our BioLED Technology, which is currently in the development stage. If we are unable to complete the development and commercialisation of our future Point-of-Care testing devices successfully, our likelihood of profit will be limited severely.

We are engaged in the business of developing and commercializing products based on a technology platform we called the BioLED Technology. Our BioLED Technology is in the development stage and we have not begun the regulatory approval process. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialisation of our future Point-of-Care testing devices, which will require significant additional research and development as well as substantial clinical trials.

If we encounter problems or delays in the research and development of our BioLED Technology and our future Point-of-Care testing devices, we may not be able to raise sufficient capital to finance our operation during the period required to resolve the problems or delays.

Our BioLED Technology is currently in the development stage and we anticipate that we will continue to incur operating expenses without significant revenues until we have successfully completed all necessary research and clinical trials. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our BioLED Technology and our future Point-of-Care testing devices may not prove to be safe and efficacious in clinical trials. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialisation and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue. Accordingly, we may be forced to discontinue or suspend our operations.

We need to raise additional financing to support the research and development of our BioLED Technology and our products in the future but we cannot be sure we will be able to obtain additional financing on terms favourable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to continue to develop the BioLED Technology and commercialise our future Point-of-Care testing devices is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our technology and commercialise our future Point-of-Care testing devices. Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;
•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
•	competing technological and market developments;
•	our ability to establish additional collaborative relationships; and
•	the effect of commercialisation activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development of our BioLED Technology and commercialisation of our future Point-of-Care testing devices, which might result in the loss of some or all of your investment in our common stock.

If we fail to obtain and maintain required regulatory approvals for our BioLED Technology and our future Point-of-Care testing devices, our ability to commercialise ourBioLED Technology will be limited severely.

Once our BioLED Technology is fully developed, we intend to market our future Point-of-Care testing devices based on the BioLED Technology primarily in the United States and Europe. We must obtain the approval of the Food and Drug Administration of our technology and potential Point-of-Care testing devices before commercialisation of our future Point-of-Care testing devices may commence in the United States and similar agencies in Europe. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our BioLED Technology, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our technology and our potential products.

Furthermore, even if we obtain regulatory approval for our BioLED Technology, that approval may be subject to limitations on the indicated uses for which they may be marketed. Even after granting regulatory approval, the Food and Drug Administration, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology and our future Point-of-Care testing devices.

Even if we obtain regulatory approvals to commercialise our future Point-of-Care testing devices based on our BioLED Technology, we may encounter a lack of commercial acceptance of our Point-of-Care testing devices, which would impair the profitability of our business.

Our research and development efforts are primarily directed toward obtaining regulatory approval for our BioLED Technology and our potential Point-of-Care testing devices. We intend that our potential products be used as an alternative or improvement to the specialized laboratories equipped with bulky and expensive equipment. Current methods of laboratory testing have been widely practiced for a number of years, and our technology and products may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our BioLED Technology may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technology and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our BioLED Technology will be adopted at a level that would allow us to operate profitably.

If we do not keep pace with our competitors and with technological and market changes, our technology and products may become obsolete and our business may suffer.

The market for our products is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued in competition to our products, including some by private companies from which information is difficult to obtain.

Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our products. Our competitors may have developed, or could in the future develop, new products that compete with our products or even render our products obsolete. Our technology is designed to combine the use of microfluidics and pLED as the basis for Point-of-Care testing devices. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our products and we will suffer a competitive disadvantage. Finally, to the extent that others develop new products that address the targeted application for our products, our business will suffer.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel, including our President, Constantine Poulios, our Vice President, Platon Tzouvalis, our Chief Financial Officer, Ron Lizée, and our Chief Technology Officer, Manos Topoglidis. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

Our success depends in large part on our ability to develop and protect our BioLED Technology and our future Point-of-Care testing devices. If our patents and proprietary right agreements do not provide sufficient protection for our BioLED Technology and our future Point-of-Care testing devices, our business and competitive position will suffer.

We rely on an exclusive license relating to the BioLED Technology granted to us by Molecular Vision Limited. If we materially breach such agreement or otherwise fail to materially comply with such agreement, or if such agreement expires or is otherwise terminated by us, we may lose our rights under the license granted by Molecular Vision Limited. At the latest, the license will terminate when the patents underlying the license expire. The underlying patents will expire in approximately 2018. Also, the scope of the patents licensed to us may not be sufficiently broad to offer meaningful protection. In addition, the patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We also intend to seek patent protection for any of our future Point-of-Care testing devices once we have completed their development. Significantly, we do not as yet have patents in the United States or Europe or any other major market, although patents have been applied for.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. If this were to occur, our business and competitive position would suffer.

We may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

Our success will also depend in part on our ability to develop our technology and commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop our BioLED Technology and market our potential Point-of-Care testing devices in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our technology and marketing our future Point-of-Care testing devices and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialisation of our BioLED Technology.

Potential product liability claims could adversely affect our future earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of our future products results in adverse affects. As a result, we may incur significant product liability exposure. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for you to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock.

Our stock is considered a “penny stock” and certain securities rules may hamper the tradability of our shares in the market.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer), Constantine Poulios, and Chief Financial Officer, Ron Lizée. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President (Principal Executive Officer) and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

N/A.

Item 6.	Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form 10-SB filed May 24, 2002, as amended).
3.2	Bylaws, as amended (incorporated by reference from our registration statement on Form 10-SB filed May 24, 2002, as amended).
(10)	Material Contracts
10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference from our current report on Form 8-K filed February 16, 2006).
10.2	Development Agreement between our company and Molecular Vision Limited.

(31)	Section 302 Certification
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS, INC.

By:	/s/ Constantine Poulios

Constantine Poulios, President

(Principal Executive Officer)

Date: August 14, 2006

By:	/s/ Ron Lizée

Ron Lizée, Chief Financial Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Constantine Poulios

Constantine Poulios, President

(Principal Executive Officer)

Date: August 14, 2006

By:	/s/ Ron Lizée

Ron Lizée, Chief Financial Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2006