Form 10QSB
period 2006-09-30
ACRONGENOMICS INC
filed 2006-11-14
CIK 1104502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

CW903376.1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

13,941,456 common shares issued and outstanding as at November 1, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

September 30, 2006 and December 31, 2005

(Stated in US Dollars)

(Unaudited)

		September 30,	December 31,
ASSETS		2006	2005

Current
Cash		$ 46,118	$ 1,741,998
Prepaid expense		6,300	-

		52,418	1,741,998
Patents		1	1

		$ 52,419	$ 1,741,999

LIABILITIES

Current
Accounts payable and accrued liabilities– Note 4		$ 748,391	$ 207,109
Loans payable – Note 5		28,273	1,000

		776,664	208,109

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value – Notes 6, 9, 10 and 11
100,000,000	shares authorized
13,941,456	shares issued (December 31, 2005: 17,824,123)	13,941	17,824
Additional paid-in capital		10,111,492	17,357,211
Stock purchase warrants		260,542	233,267
Deficit accumulated during the development stage		(11,110,220)	(16,074,412)

		(724,245)	1,533,890

		$ 52,419	$ 1,741,999

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2006 and 2005 and from August 17, 1999 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

					August 17,
					1999 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees – Note 4	$ 24,492	$ 15,731	$ 94,878	$ 61,813	$ 254,680
Amortization of patents	-	117,068	-	351,204	741,430
Appraisals	-	-	-	-	10,000
Bank charges	361	708	1,514	2,831	6,465
Consulting fees – Note 4	27,032	284,000	74,207	284,000	715,695
Foreign exchange (gain)	111	(123)	1,712	(1,244)	(2,684)
Legal fees - Note 4	17,837	27,936	69,430	49,857	229,424
Office and miscellaneous	19,945	400	26,041	4,444	49,767
Public relations and donation (recovery)	(20,000)	60,000	100,000	177,739	547,007
Rent - Note 4	30,000	6,000	42,000	18,000	66,000
Research and development – Note 4	613,313	294,000	1,891,093	2,242,000	7,295,282
Stock-based compensation	-	300,980	529,673	300,980	893,673
Telephone	-	-	-	-	2,399
Transfer agent and filing fees	2,988	1,397	3,988	3,262	20,259
Travel	43,533	10,032	58,251	10,032	96,809

Loss before the following	(759,612)	(1,118,129)	(2,892,787)	(3,504,918)	(10,926,206)

Interest income	-	272	16,979	2,354	22,430
Write-down of patents	-	-	-	-	(8,004,446)

Loss from continuing operations	(759,612)	(1,117,857)	(2,875,808)	(3,502,564)	(18,908,222)
Loss from discontinued operations – Schedule 1	-	-	-	(7,935)	(41,998)

Net loss	$ (759,612)	$ (1,117,857)	$ (2,875,808)	$ (3,510,499)	$(18,950,220)

Basic and diluted loss per share – continuing operations	$ (0.05)	$ (0.07)	$ (0.18)	$ (0.22)

Basic and diluted loss per share – discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	13,839,427	16,499,133	15,807,302	16,133,280

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2006 and 2005

and from August 17, 1999 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

	Nine months ended September 30,		August 17, 1999 (Date of Inception) to September 30, 2006
	2006	2005

Cash flows used in operating activities
Loss from continuing operations	$ (2,875,808)	$ (3,502,564)	$(18,908,222)
Items not affecting cash:
Amortization	-	351,204	741,430
Shares issued for consulting fees	-	468,000	468,000
Stock-based compensation	529,673	300,980	893,673
Write-down of patents	-		8,004,446
Changes in non-cash working capital items:
Subscriptions receivable	-	426,329	-
Prepaid expense	(6,300)	(250,666)	(6,300)
Accounts payable and accrued liabilities	541,282	(874,403)	748,391

Cash used in operating activities	(1,811,153)	(3,081,120)	(8,058,582)

Cash flows used in investing activity
Patents	-	(31,388)	(121,877)

Cash flows provided by financing activities
Common stock issued for cash	88,000	2,602,074	7,869,995
Stock purchase warrants	-	-	370,307
Increase (decrease) in loan payable	27,273	(123,526)	28,273
Advances from/to discontinued operations of disposed subsidiary	-	28,865	(41,998)

Cash provided by financing activities	115,273	2,507,413	8,226,577

Increase (decrease) in cash from continuing operations	(1,695,880)	(605,095)	46,118

Decrease in cash from discontinued operations – Note 8	-	(4,053)	-

Increase (decrease) in cash during the period	(1,695,880)	(609,148)	46,118

Cash, beginning of period	1,741,998	1,012,484	-

Cash, end of period	$ 46,118	$ 403,336	$ 46,118

Non-cash transactions – Note 9

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.	Schedule 1

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF ACRONGENOMICS HELLAS S.A.

for the three and nine months ended September 30, 2006 and 2005 and from August 17, 1999 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

					August 17,
					1999 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees - Note 4	$ -	$ -	$ -	$ -	$ 4,020
Amortization	-	-	-	3,166	7,915
Bank charges	-	-	-	-	7
Consulting fees - Note 4	-	-	-	3,760	9,241
Legal fees - Note 4	-	-	-	-	634
Office and miscellaneous	-	-	-	-	5,307
Rent - Note 4	-		-		14,000
Telephone	-	-	-	-	2,618
Utilities	-	-	-	-	2,934

Loss before the following	-	-	-	(6,926)	(46,676)

Foreign exchange loss	-	-	-	(178)	(896)
Minority interest in loss of subsidiary	-	-	-	71	476
Loss on disposal of subsidiary – Note 7	-	-	-	(902)	5,098

Loss from discontinued operations	$ -	$ -	$ -	$ (7,935)	$ (41,998)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 1999 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

								Deficit
	Common Stock							Accumulated
			Additional					During the
			Paid-in	Warrants		Contributed	Share	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Surplus	Subscriptions	Stage	Total

Capital stock issued for cash- at $0.001	5,000,000	$ 5,000	$ -	-	$ -	$ -	$ -	$ -	$ 5,000
- at $0.01	5,000,000	5,000	45,000		-	-	-	-	50,000
Net loss for the period	-	-	-	-	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999	10,000,000	10,000	45,000	-	-	-	-	(2,116)	52,884
Capital stock issued for cash- at $0.20	100,000	100	19,900	-	-	-	-	-	20,000
Net loss for the year	-	-	-	-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000	10,100,000	10,100	64,900	-	-	-	-	(10,292)	64,708
Net loss for the year	-	-	-	-	-	-	-	(205)	(205)

Balance, December 31, 2001	10,100,000	10,100	64,900	-	-	-	-	(10,497)	64,503
Capital stock issued for cash- at $0.20	15,000	15	2,985	-	-	-	-	-	3,000
Net loss for the year	-	-	-	-	-			(24,818)	(24,818)

Balance, December 31, 2002	10,115,000	10,115	67,885	-	-	-	-	(35,315)	42,685
Net loss for the year	-	-	-	-	-			(21,576)	(21,576)

Balance, December 31, 2003	10,115,000	10,115	67,885	-	-	-	-	(56,891)	21,109
Pursuant to the acquisition of patent - at $1.96	4,000,000	4,000	7,836,000	-	-	-	-	-	7,840,000
Capital stock issued for patent commission- at $1.96	400,000	400	783,600	-	-	-	-	-	784,000
Capital stock issued for cash - at $1.00	420,000	420	146,584	840,000	272,996	-	-	-	420,000
Capital stock issued for commission - at $1.00	42,000	42	41,958	-	-	-	-	-	42,000
Less: commission	-	-	(42,000)	-	-	-	-	-	(42,000)
commission	-	-	(35,000)	-	-	-	-	-	(35,000)
Capital stock issued for cash- at $2.30	100,000	100	132,589	100,000	97,311	-	-	-	230,000
- at $2.30	437,956	438	1,006,861	-	-	-	-	-	1,007,299
Capital stock issued for commission	50,594	50	116,316	-	-	-	-	-	116,366
Less: commission	-	-	(116,366)	-	-	-	-	-	(116,366)
Capital contribution	-	-	6,000	-	-	-			6,000
Stock subscriptions	-	-	-	-	-	-	426,329	-	426,329
Net loss for the year	-	-	-	-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004	15,565,550	15,565	9,944,427	940,000	370,307	-	426,329	(1,920,267)	8,836,361

.../cont’d

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.	Continued

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

from the period August 17, 1999 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock						Accumulated
			Additional				During the
			Paid-in	Warrants		Stock	Development	Contributed
	Number	Par Value	Capital	Number	Amount	Subscriptions	Stage	Total

Common stock issued for cash - at $2.30	72,500	73	166,677	-	-	-	-	166,750
- at $2.40	108,168	108	259,495	-	-	-	-	259,603
- at $3.50	551,443	551	1,929,499	-	-	-	-	1,930,050
- at $4.00	925,125	925	3,699,575	-	-	-	-	3,700,500
Capital stock issued for commission - at $4.00	81,337	82	325,266	-	-	-	-	325,348
Less: Commission	-	-	(325,348)	-	-	-	-	(325,348)
Commission	-	-	(24,900)	-	-	-	-	(24,900)
Stock subscriptions received	-	-	-	-	-	(426,329)	-	(426,329)
Common stock issued for cash pursuant to exercise of warrants - at $1.00	420,000	420	419,580	(420,000)	-	-	-	420,000
Transfer on exercise of warrants	-	-	137,040	-	(137,040)	-	-	-
Stock-based compensation	-	-	364,000	-	-	-	-	364,000
Common stock issued for consulting services - at $4.68	100,000	100	467,900	-	-	-	-	468,000
Net loss from continuing operations	-	-	-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from subsidiary on disposition	-	-	(6,000)	-	-	-	-	(6,000)
Net loss from discontinued operations	-	-	-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005	17,824,123	17,824	17,357,211	520,000	233,267	-	(16,074,412)	1,533,890
Cancellation of shares – Note 6	(4,000,000)	(4,000)	(7,836,000)	-	-	-	7,840,000	-
Warrants expired	-	-	-	(100,000)	-	-	-	-
Stock-based compensation	-	-	529,673	-	-	-	-	529,673
Common stock issued for cash - at $0.75	117,333	117	60,608	117,333	27,275	-	-	88,000
Net loss from continuing operations	-	-	-	-	-	-	(2,875,808)	(2,875,808)

Balance, September 30, 2006	13,941,456	$ 13,941	$ 10,111,492	537,333	$ 260,542	$ -	$(11,110,220)	$ (724,245)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

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

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2005 and 2004, as filed with the United States Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2006 are not indicative of results that may be expected for the full year.

Note 2	Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $11,110,220 since its inception, has a working capital deficiency of $724,246 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. Management of the Company intends to secure up to $2,500,000 by way of a convertible debenture. Since inception, the Company has funded operations through common stock issuances and related party loans.

Note 3	Summary of Significant Accounting Principle

Principles of Consolidation

The financial statements at December 31, 2004 included the accounts of the Company and its 99% owned subsidiary, Acrongenomics Hellas S.A. (“Hellas”), a Greek limited liability company, an entity incorporated by the Company. On May 27, 2005, the Company disposed of its interest in Hellas (Note 7). Consequently, the financial statements for the nine months ended September 30, 2005 include the accounts of Hellas for the period from January 1, 2005 to May 27, 2005, as discontinued operations. All inter-company balances and transactions have been eliminated.

Note 4	Related Party Transactions – Notes 5 and 6

The Company incurred the following charges with companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s president, and the research and development expenditures were paid to a company in which a former officer and director of the Company is the spouse of the Company’s former president:

Note 4	Related Party Transactions – Notes 5 and 6 – (cont’d)

					August 17,
					1999 (Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Accounting fees	$ 14,217	$ 5,601	$ 51,948	$ 24,056	$ 118,924
Consulting fees	-	-	20,000	3,760	57,401
Legal fees	-	23,535	-	49,612	60,656
Rent	-	6,000	12,000	18,000	50,000
Research and development	-	294,000	200,000	2,242,000	5,604,189

	$ 14,217	$ 329,136	$ 283,948	$ 2,337,428	$ 5,891,170

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at September 30, 2006 includes $35,717 (December 31, 2005: $147,906) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president.

Note 5	Loans Payable

Included in loans payable is $1,000 (December 31, 2005: $1,000) due to an officer and director of a company of which a former officer and director is the spouse of the Company’s former president and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6	Capital Stock – Notes 9, 10 and 11

By an agreement dated February 13, 2006, the Company re-acquired 4,000,000 common shares of the Company from its former president in exchange for a royalty of 50% over any revenue that the Company generates from the eleven patents underlying its molecular diagnostic test products for cancer detection and the right to use or not use such patents. During the nine months ended September 30, 2006, the 4,000,000 common shares were returned to treasury. This non-monetary transaction has been recorded at the book value of shares previously issued of $7,840,000, as a related party transaction. Consequently this transactions is recorded as a capital transaction and no gain or loss is recorded in the statements of operations.

Note 6	Capital Stock – Notes 9, 10 and 11 – (cont’d)

Commitments

Share Purchase Warrants

At September 30, 2006, 537,333 (December 31, 2005:  520,000) share purchase warrants are outstanding. Of this total, 420,000 warrants entitle the holders the right to purchase one common share of the Company at $1.20 per share for each share purchase warrant held until May 7, 2007 and 117,333 warrants entitle the holders the right to purchase one common share of the Company at $1.50 per share for each share purchase warrant held until September 18, 2007. During the nine months ended September 30, 2006, 100,000 warrants entitling the holders the right to purchase one common share of the Company at $2.30 per share for each share purchase warrant held expired. The Company has recorded a fair value of $27,275 with respect to the share purchase warrants issued during the nine months ended September 30, 2006.

The fair value was determined using the Black-Scholes stock price valuation model with the following assumption:

Expected share price volatility	62.7%
Risk free interest rate	3.91%
Expected dividend yield	Nil
Expected term in years	1 year

Share Purchase Options

On May 17, 2005, the Company approved a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and/or consultants. The exercise price, vesting and other terms will be determined upon grant by the administrator thereof.

A summary of the status of the stock option plan as of September 30, 2006 and changes during the period is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding and exercisable at December 31, 2005	200,000	$3.00
Granted	200,000	$2.50

Options outstanding and exercisable at September 30, 2006	400,000	$2.75

Note 6	Capital Stock – Notes 9, 10 and 11 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

As at September 30, 2006, there are 400,000 share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held as follows:

Number	Exercise Price	Expiry Date

200,000	$3.00	August 31, 2007
200,000	$2.50	May 3, 2016

400,000

During the nine months ended September 30, 2006, stock-based compensation expense of $529,673 (December 31, 2005: $364,000) was recorded. The fair value of the compensation expense has been determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	September 30,
	2006	2005

Weighted average fair value of options granted	$2.65	$3.00
Expected dividend yield	0.0%	0.0%
Expected volatility	211.5%	23%
Risk-free interest rate	5.10%	3.5%
Expected term in years	10	2

Note 7	Discontinued Operations

On May 27, 2005, the Company disposed of its 99% owned subsidiary, Acrongenomics Hellas S.A for cash consideration of $31,096. Income related to the subsidiary has been disclosed up to the date of disposal as income from discontinued operations.

Note 7	Discontinued Operations – (cont’d)

The net loss on disposal was determined as follows:

Proceeds on disposal of subsidiary	$ 31,096

Net assets of subsidiary
Cash	115
Government value added tax receivable	8,138
Capital assets	23,745

31,998

Net loss on disposal of subsidiary	$ (902)

Note 8	Statement of Cash Flows

Cash flows from discontinued operations are as follows:

			August 17,
			1999
			(Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2006	2005	2006

Cash flows used in operating activities
Loss from discontinued operations	$ -	$ (7,935)	$(47,998)
Items not affecting cash:
Loss on disposal of subsidiary	-	(902)	902
Amortization	-	3,166	7,915
Changes in non-cash working capital item:
Government value added tax receivable	-	-	(8,138)

Cash used in operating activities	-	(3,867)	(47,319)

Cash flows used in investing activity
Equipment purchases	-	-	(31,660)

Cash flows provided by financing activities
Proceeds from disposal of subsidiary	-	31,096	31,096
Advances from (to) parent company	-	(28,865)	47,998
Loan receivable	-	(1,949)	-
Minority interest	-	(353)	-

Cash provided by (used in) financing activities	-	(71)	79,094

Increase (decrease) in cash from discontinued operations prior to disposal	-	(3,938)	115

Cash balance of subsidiary on disposal	-	(115)	(115)

Decrease in cash from discontinued operations during the period	$ -	$ (4,053)	$ -

Note 9	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

i)	During the nine months ended September 30, 2005, the Company issued 180,668 common shares pursuant to the receipt of proceeds of $426,329 from stock subscriptions.

ii)	During the nine months ended September 30, 2005, the Company transferred $137,040 to additional paid-in capital pursuant to the exercise of 420,000 share purchase warrants.

iii)

During the nine months ended September 30, 2005, the Company issued 100,000 common shares at $4.68 for total value of $468,000 in exchange for consulting services, of which $234,000 was included in prepaid expense at September 30, 2005.

iv)	During the nine months ended September 30, 2006, the 4,000,000 common shares valued at $7,840,000 were returned to treasury.

These transactions were excluded from the statements of cash flow.

Note 10	Commitment – Note 6

i)

By an agreement dated May 22, 2006, the Company will collaborate with the vendor to acquire the exclusive rights to commercialize certain technology, contract the vendor to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay GBP3,450,000 (US$6,510,600) over 3 years (noted below) and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $2.00 per share. The options will vest at 25% and become exercisable, both on achievement of milestones as set out in the agreement and will be exercisable within a period of 5 years from the date of vesting. The estimated dates of the milestones are November 22, 2007, November 22, 2009, June 22, 2010 and November 22, 2010.

Payment schedule:

December 31, 2006	US$2,660,800 (paid US$1,085,100)
2007	US$1,924,900
2008	US$1,924,900

US$6,510,600

Note 10	Commitment – Note 6 – (cont’d)

ii)

By an agreement dated July 1, 2006, the Company agreed to pay $10,000 per month for management and operational services. The agreement is on a month-to-month basis and will renew on a monthly basis unless terminated by either party with 30 days prior notice.

iii)

By an agreement dated October 1, 2006, the Company agreed to pay $17,000 per month for business development services. The agreement is for a period of one month and renewable each month upon both parties consent.

Note 11	Subsequent Event

Subsequent to September 30, 2006, the Company executed stock subscription agreements for a private placement of 66,667 units at $0.75 per unit for total proceeds received of $50,000. Each unit consists of one common share of the Company and one common share purchase warrant entitling the holder to purchase one additional common share of the Company at $1.50 for a period for one year.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Acrongenomics” means Acrongenomics, Inc., unless otherwise indicated.

General

Corporate History and Background

Acrongenomics, Inc., a Nevada corporation, focuses on investing and commercializing novel technology platforms concerning the Life Sciences sector. Initially, we focused our research and development efforts in the In Vitro Diagnostic (IVD) sector and in the year ended December 31, 2004, we acquired certain patent and patent applications through the issuance of 4,000,000 shares of common stock. This acquisition provided our company with its first product, known as EP-CAM™ Detection Kit, which was a molecular diagnostic test for micrometastatic cancer of epithelial origin. At the same time, we entered into a strategic collaboration with EuroGenet Labs S.A., a Greek research laboratory located in Athens, Greece, in order to explore future prospects by evaluating the technology behind existing implementations.

As of December 31, 2005, we implemented a patent strategy to provide us with a proprietary position in the field of molecular diagnostics products. We currently own patents for EP-CAM Detection Kit™ and patent applications for other related technologies.

We then estimated that our proprietary molecular diagnostics technology platform still required extensive research costs and experiments for the next two to three years before it reached a stage to attract the interest of large pharmaceutical/diagnostics companies. We also felt that the series of experiments required to advance our proprietary molecular diagnostic technologies needed to be conducted by highly qualified personnel that could devote 100% of their efforts to the project. Most probably, it would also require collaborations with international university research centers equipped with highly trained personnel and appropriate instruments for such purpose.

In early 2006, Acrongenomic’s Board of Directors decided that to devote 100% of the company’s attention and efforts on a single project such as the molecular diagnostic technology platform for the next two to three years would involve too much risk and market exposure., Therefore, it was necessary for our company to diversify its research activities. On February 13, 2006, after the resignation of Dr. Leftheris Georgakopoulos, we entered into an agreement with him, for the return of the 4,000,000 shares of our common stock in exchange for a royalty of fifty percent (50%) over any revenue that we would generate from any future products based on certain patents regarding the molecular diagnostic technology platforms.

On February 14 2006, Mr. Constantine Poulios, LL.M. was appointed as President. Mr. Poulios had been serving as a member of our Board of Directors and as a Vice President since July 6, 2004. As of the same date, Mr. Platon Tzouvalis, MSc., was also appointed as Vice President and as a member of the Board of Directors. On February 24 2006, Dr. Manos Topoglidis was appointed as Chief Technology Officer, member of the Board of Directors and the Scientific Advisory Board.

As of the same date, we also announced our new offices in Geneva, Switzerland, that would allow Acrongenomics to diversify its activities and efforts as a research-based investment company able to bridge the gap between breakthrough technologies and commercial development in the Life Sciences sector.

On October 5, 2006, Mr. Platon Tzouvalis MSc., Vice President of the company was appointed as President, replacing Mr. Constantine Poulios, who had resigned from the company to pursue other opportunities.

Effective August 14, 2006, the company approved a private placement at $0.75 per unit. Each unit comprising of one common share and one common share purchase warrant. Each warrant is exercisable for one year from closing for one additional share at a price of $1.50 per warrant share. The private placement raised $63,000 prior to closing on September 15, 2006.

After September 15, 2006, a new private placement was approved at $0.75 per unit. Each unit comprising of one common share and one common share purchase warrant. Each warrant is exercisable for one year from closing for one additional share at a price of $1.50 per warrant share. This placement has not yet closed.

Also, the company approved a $2.5 million financing by way of a convertible debenture. This financing has not yet closed.

Our Current Focus – BioLED Technology

On May 22, 2006, we signed a Joint Development Agreement with Molecular Vision Limited, a research company registered in London, England. Molecular Vision Limited, has developed, within their fields of research at Imperial College London, a technology platform combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED) to deliver potentially affordable, intelligent and readily portable Point-Of-Care (POC) medical diagnostic devices. The technology platform combining microfluidics and pLED is known as “BioLED Technology”. Under such Joint Development Agreement with Molecular Vision Limited, we acquired the exclusive rights to develop and commercialize the existing intellectual properties related to the BioLED Technology and have first refusal rights to develop any additional applications derived from Molecular Vision’s pipeline.

BioLED Technolog

We plan to develop the BioLED Technology in order to meet a great market demand in the medical diagnostics, biosensors and analytical instrumentation market sector by providing miniaturized chemical and biological detectors with high sensitivity and functionality at low cost. Terms such as “Lab-on-a-Chip” or “Point-of-Care Testing” (POCT) describe the concept of having specialized, light weight, readily portable and easy to use devices to perform complex biological tests at the site where they are most needed. Traditionally, most of the complex biological tests require specialized laboratories equipped with bulky, expensive equipment and highly trained personnel. To realize the goal of portable diagnostic devices for Point-of-Care testing, one will need to overcome the difficulties of the lack of suitable miniaturization, low-power consumption and optical detection systems.

By combining the microfluidic technology with the pLED/OLED (Organic Light Emitting Diodes), we believe that BioLED Technology once developed, will offer medical devices at the Point Of Care level that will allow the quantitative and qualitative analysis of medical conditions with high sensitivity and functionality at low cost.

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

Low cost, organic seminconductor polymer Light Emitting Diodes (pLED) with tunable optical properties provide BioLED Technology with low-power consumption and optical detectable components in a Point-of-Care testing device. Under electrical excitation the polymer emits light via radiative combination of injected electrons and holes and therefore may be used as a light source. The same structure can then be used in reverse as a photodetector by illuminating the polymer in order to generate a measurable electrical current.

In a future Point-of-Care testing device based on the BioLED Technology, reagents of an assay will be mixed with the body fluid (blood, urine) through the microfluidic network. The resulting mixture will be excited by the integrated, battery driven pLED and the resulting light-signal will be detected by the integrated photodetector, which will generate an electrical readout.

A typical assay for disease “markers” comprises two steps. First, specific immobilised antibodies are used to capture the protein markers inside the detection zone. Secondly, fluorescently labelled detection antibodies specific to the protein marker are flowed over the detection zone. The detection antibodies bind to captured protein markers and unbound excess detection antibodies are rinsed away. The labelled antibodies can then be excited with our pLED light sources and any emitted fluorescence is detected with our organic photodiodes. Without disease markers no detection antibodies are retained, resulting in zero fluorescence.

This sandwich immunoassay format is applicable to most protein based disease markers as long as suitable specific antibodies are available.

Market Potential

Following a primary market research, a number of potential Point-of-Care diagnostic device applications were evaluated in terms of feasibility, market needs, generating revenue, market growth rate and competition. Among these, four disease areas were chosen to be our primary targets for BioLED device development. These Point-of-Care testing devices will enable on-the-spot quantitative and qualitative diagnosis from a few drops of blood, urine for:

Diabetes Management (Kidney Health Markers):

The prevalence of diabetes for all age-groups worldwide was estimated to be 2.8% in 2000 and 4.4% in 2030. The total number of people with diabetes is projected to rise from 171 million in 2000 to 366 million in 2030 (Global Prevalence of Diabetes. Diabetes Care 27:1047-1053, 2004). Microalbuminuria, a well known diabetic nephropathy marker, is defined by increased urinary Human Serum Albumin excretion. The Albumin Blue 580 (AB 580) assay is based on a red emitting fluorophore with specific affinity to human serum albumin. Upon binding to the human serum albumin, the fluorescence efficiency of AB 580 increases by two orders of magnitude. AB 580 shows significant fluorescence only when human serum albumin is present. If diagnosed at an early stage, Microalbuminuria can be treated before its progression to the development of diabetic nephropathy (kidney failure). Approximately 25 – 30% of all diabetics develop evidence of nephropathy.

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

We are engaged in the business of the development of BioLED Technology, combining microfluidics and polymer Light Emitting Diodes (pLED) for use in future Point-of-Care diagnostic devices. On May 22, 2006, we entered into a joint development agreement with Molecular Vision Limited to acquire the exclusive rights to develop and commercialize the BioLED Technology in the medical fields of diabetes management, cardiac diseases, sexually transmitted diseases and substances of abuse. Under the Joint Development Agreement, Molecular Vision Limited will continue to use reasonable endeavours to conduct research projects to further advance and develop the BioLED Technology. In exchange for the research and development activities carried out by Molecular Vision Limited, Acrongenomics will pay Molecular Vision Limited the amount of £3,450,000 over the next 3 years as well as 30% of all gross revenue that we will receive from any future sale/license of the developed Point-of-Care testing devices.

Over the next twelve months, we plan to continue our cooperation with Molecular Vision Limited to pursue our primary objective of developing the first generic prototype of the BioLED Technology platform. We intend to first focus on the development of light sources, filters and detectors for fluorescence detection. We also intend to develop microfluidics and microchips for blood handling and fine tuning integration of microchips for fluorescence detection.

At the same time, we also intend to work with Molecular Vision Limited to begin setting up the prototype Point-of-Care testing device for diabetes management. In this regard, we plan to begin evaluation and selection of chemiluminescence assay. We also plan to fabricate our first Point-of-Care device and hopefully by the summer of 2007 we will be able to conduct our first chemiluminescence based albumin and creatinine detection with urine samples. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration (FDA) for approval.

We have not generated any revenues and our operating activities have used cash resources of $2,875,808 for the nine month period ended September 30, 2006. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion. We estimate our expenses in the next twelve months will be approximately $3,192,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,920,000. We will make payments to Molecular Vision Limited as required under the Development Agreement for Molecular Vision Limited to carry out the research and development projects we have outlined for the next twelve months.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $1,272,000. These expenses will include approximately $420,000 on consulting and investor relations, approximately $540,000 on office supplies, office rent, travel and accommodations and $312,000 on professional fees, which consist primarily of accounting, auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

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

We incurred operating expenses in the amount of $2,875,808 for nine months ended September 30, 2006, compared with expenses of $3,510,499 the same period from the previous year. The operating expenses of $2,875,808 incurred during the nine months ended September 30, 2006 included, $42,000 for rent, $1,891,093 for research and development, $74,527 for office expenses, travel, bank charges (net of interest income), transfer agents, and foreign exchange, $100,000 for public relations, $164,308 for accounting, auditing and legal fees, $74,207 for consultations, and $529,673 for stock-based compensation.

Financial Condition and Liquidity

We had cash on hand of $46,118 as at September 30, 2006, compared with $1,741,998 as at December 31, 2005. We had a working capital deficit of $724,246 at September 30, 2006, compared to a working capital surplus of $1,533,889 as at December 31, 2005.

Our present cash reserves of $46,118 are not sufficient to meet our cash requirements for the next six months. We will have to raise additional funds from the private placement of our securities to meet our budgeted operating expenses of $3,935,000 for the next twelve months.

If we are successful on completing an equity financing, existing shareholders will experience a dilution of their interest in our company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all our proposed projects in our business plan.

Government Regulations and Supervision

Once fully developed, we intend to market our BioLED Technology based Point-of-Care testing devices primarily to General Physicians and clinics/health centres mainly in the United States and in Europe. We are aware that the production and marketing of medical testing devices are subject to the laws and regulations of governmental authorities in the United States and all other countries where the devices will be marketed. Specifically, in the United States, the Food and Drug Administration (FDA), among other agencies, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar legal bodies handling the requirements for testing and marketing.

The Regulatory Process

FDA in the United States and Medical Devices Directive in Europe, are the official bodies that cover the regulatory requirements for medical devices. Medical devices are classified into Class I, II, and III. Regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. Most Class I devices are exempt from Pre market Notification 510(k); most Class II devices require Pre market Notification 510(k); and most Class III devices require Pre-market Approval (PMA).

Class I devices are defined as non-life sustaining. These products are the least complicated and their failure poses little risk.

Class II devices are more complicated and present more risk than Class I, though are also non-life sustaining. They are also subject to any specific performance standards.

Class III devices sustain or support life, so that their failure is life threatening.

The basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are:

Pre-market Notification 510(k), unless exempt, or Pre-market Approval (PMA),

Establishment registration on form FDA-2891,

Medical Device Listing on form FDA-2892,

Quality System (QS) regulation,

Labeling requirements, and

Medical Device Reporting (MDR)

We envisage that our devices will be classified as Class I. Our devices will be used to diagnose rather than treat medical conditions. Additionally BioLED medical devices are non-invasive and the assays that will be used for testing are already existed in the market. BioLED technology, once developed, will cover a great medical niche and it may undergo fast track review since there is no other such technology available in the market. Therefore we endeavor that regulatory procedures will be relatively benign and quick.

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

Product Approval in the United States

We are currently only in the developmental stage of our technology, and therefore, we have not begun the process of seeking regulatory approval from the FDA. Once BioLED Technology is fully developed, we intend to consult with an FDA advisor to assist us in determining our path in the process toward gaining regulatory approval. There can be no assurance that our technology and potential products will ultimately receive regulatory approval.

We believe that BioLED Technology, if successfully developed, may be considered appropriate as part of a medical device and will be then subjected to the requirements of FDA for clinical testing to demonstrate safety and effectiveness prior to the approval.

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

Our BioLED Technology is in the development stage and we have not begun the regulatory approval process. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialisation of our future Point-of-Care testing devices, which will require significant additional research and development as well as clinical trials.

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

We need to raise additional financing to support the research and development of the BioLED Technology but we cannot be sure that we will be able to obtain additional financing on terms favourable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to continue to develop the BioLED Technology and commercialise its future Point-of-Care testing devices is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our technology and commercialise our future Point-of-Care testing devices. Our future capital requirements will depend upon many factors, including:

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

If we fail to obtain and maintain required regulatory approvals for our BioLED Technology and its potential Point-of-Care testing devices, our ability to commercialise the BioLED Technology will be limited severely.

We must obtain the approval from the FDA and respective European regulatory bodies prior to the commercialisation of our future Point-of-Care testing devices. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our BioLED Technology, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our technology and our potential products.

Furthermore, even if we obtain regulatory approval, that approval may be subject to limitations on the indicated uses for which they may be marketed. Even after granting regulatory approval, the Food and Drug Administration, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology and our future Point-of-Care testing devices.

Even if we obtain regulatory approvals to commercialise our future Point-of-Care testing devices based on our BioLED Technology, we may encounter a lack of commercial acceptance of our Point-of-Care testing devices, which would impair the profitability of our business.

We intend that our potential products will be used as an alternative to the specialized laboratories equipped with bulky and expensive equipment. Current methods of laboratory testing have been widely practiced for a number of years, and our technology and products may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our BioLED Technology may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technology and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our BioLED Technology will be adopted at a level that would allow us to operate profitably.

If we do not keep pace with our competitors and with technological and market changes, our technology and products may become obsolete and our business may suffer.

The market for our products is very competitive, is subject to rapid technological changes and varies for different individual products. According to our market research, we believe that currently there are not many approaches in competition to our products, however, there are many private companies from which information is difficult to obtain.

Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that indirectly compete with our products. Our competitors may have developed, or could in the future develop, new products that compete directly with our products or even render our products obsolete. Our technology is designed to combine the use of microfluidics and pLED as the basis for Point-of-Care testing devices. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our products and we will suffer a competitive disadvantage. Finally, to the extent that others develop new products that address the targeted application for our products, our business will suffer.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel, including our President and Vice President, Platon Tzouvalis, our Chief Financial Officer, Ron Lizée, and our Chief Technology Officer, Manos Topoglidis. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

Our success depends in large part on our ability to develop and protect our BioLED Technology and its potential Point-of-Care testing devices. If our patents and proprietary right agreements do not provide sufficient protection for our BioLED Technology and its potential Point-of-Care testing devices, our business and competitive position will suffer.

We rely on an exclusive license relating to the BioLED Technology granted to us by Molecular Vision Limited. If we materially breach such agreement or otherwise fail to materially comply with such agreement, or if such agreement expires or is otherwise terminated by us, we may lose our rights under the license granted by Molecular Vision Limited. At the latest, the license will terminate when the patents underlying the license expire. The underlying patents will expire in approximately 2018. Also, the scope of the patents licensed to us may not be sufficiently broad to offer meaningful protection. In addition, the patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We also intend to seek patent protection for any of our future Point-of-Care testing devices once we have completed their development. We also rely on proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. If this were to occur, our business and competitive position would suffer.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our former President (Principal Executive Officer), Constantine Poulios, and existing President Platon Tzouvalis and Chief Financial Officer, Ron Lizée. Based upon that evaluation, our former and existing President (Principal Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended September 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On September 13, 2006 we held an annual general meeting of stockholders to elect directors of our company and to ratify the appointment of Amisano Hanson, Chartered Accountants as the independent auditors of our company.

The first proposal to elect Platon Tzouvalis, Ronald Lizée and Dr. Manos Topoglidis as directors of our company was passed by 99.9% of the votes cast by shareholders, or 8,144,242 common shares in favor of the resolution, 0 common shares against the resolution and 3200 common shares abstaining from the resolution.

The second proposal to ratify the appointment of Amisano Hanson as the independent auditors of the Company was passed by 99.9% of the votes cast by shareholders, or 8,144,192 common shares in favor of the resolution, 3200 common shares against the resolution and 50 common shares abstaining from the resolution.

Item 5.	Other Information.

N/A.

Item 6.	Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form 10-SB filed May 24, 2002, as amended).
3.2	Bylaws, as amended (incorporated by reference from our registration statement on Form 10-SB filed May 24, 2002, as amended).
(10)	Material Contracts
10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference from our current report on Form 8-K filed February 16, 2006).
(31)	Section 302 Certification
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS, INC.

By:	/s/ Platon Tzouvalis

Platon Tzouvalis, President

(Principal Executive Officer)

Date: November 14, 2006

By:	/s/ Ron Lizée

Ron Lizée, Chief Financial Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Platon Tzouvalis

Platon Tzouvalis, President

(Principal Executive Officer)

Date: November 14, 2006

By:	/s/ Ron Lizée

Ron Lizée, Chief Financial Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2006