Form 10KSB
period 2006-12-31
ACRONGENOMICS INC
filed 2007-04-03
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-49833

ACRONGENOMICS, INC.
(Name of small business issuer in its charter)

Nevada	52-2219285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14, Rue Kleberg
CH-1201 Geneva, Switzerland
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number +41 2271 65 300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

14,612,366@ $1.32 = $19,288,323

(1) Represents the price at which our shares were last traded on the OTC BB on March 30, 2007. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

14,612,366 common shares issued and outstanding as of March 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Acrongenomics” means Acrongenomics, Inc., unless otherwise indicated.

Overview

We were incorporated under the laws of the State of Nevada on August 17, 1999 under the name Cellway Ventures Inc. On February 25, 2004, we changed the name of the corporation to “Acrongenomics, Inc.”

We are a development stage company focusing on investing and commercializing novel technology platforms concerning the Life Sciences sector. Initially, we focused our research and development efforts in the In Vitro Diagnostic (IVD) sector and in the year ended December 31, 2004, we acquired certain patent and patent applications through the issuance of 4,000,000 shares of common stock. This acquisition provided our company with its first product, known as EP-CAM™ Detection Kit, which was a molecular diagnostic test for micrometastatic cancer of epithelial origin. At the same time, we entered into a strategic collaboration with EuroGenet Labs S.A., a Greek research laboratory located in Athens, Greece, in order to explore future prospects by evaluating the technology behind existing implementations.

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

In early 2006, our Board of Directors decided that to devote 100% of the company’s attention and efforts on a single project such as the molecular diagnostic technology platform for the next two to three years would involve too much risk and market exposure., Therefore, it was necessary for our company to diversify its research activities. On February 13, 2006, after the resignation of Dr. Leftheris Georgakopoulos, we entered into an agreement with him, for the return of the 4,000,000 shares of our common stock in exchange for a royalty of fifty percent (50%) over any revenue that we would generate from any future products based on certain patents regarding the molecular diagnostic technology platforms.

On February 14 2006, Mr. Constantine Poulios, LL.M. was appointed as President. Mr. Poulios had been serving as a member of our Board of Directors and as a Vice President since July 6, 2004. As of the same date, Mr. Platon Tzouvalis, MSc., was also appointed as Vice President and as a member of our Board of Directors. On February 24, 2006, Dr. Manos Topoglidis was appointed as the Chief Technology Officer, a member of our Board of Directors and as a member of our Scientific Advisory Board.

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

On February 13, 2007 we entered into a Development Agreement with Molecular Vision Ltd. This agreement replaces the Development Agreement entered into on May 22, 2006. The replacement agreement extends terms for payments and amends various other terms. The replacement agreement also re-prices the exercise price of 2,000,000 options granted to Molecular Vision Ltd. from $2.00 to $0.50.

BioLED Technology

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

Low cost, organic semiconductor polymer Light Emitting Diodes (pLED) with tunable optical properties provide BioLED Technology with low-power consumption and optical detectable components in a Point-of-Care testing device. Under electrical excitation the polymer emits light via radiative combination of injected electrons and holes and therefore may be used as a light source. The same structure can then be used in reverse as a photodetector by illuminating the polymer in order to generate a measurable electrical current.

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

COMPLIANCE WITH GOVERNMENT REGULATION

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

DISTRIBUTION METHODS FOR OUR PRODUCTS

Once fully developed, we intend to market our BioLED Technology based Point-of-Care testing devices primarily to General Physicians and clinics/health centres mainly in the United States and in Europe.

STATUS OF PRODUCT

On March 8, 2007 a demonstrator device was presented at Imperial College in London, using MVL's patented, organic semiconductor technology in a high sensitivity, small size, medical diagnostic device.

The device demonstrated its technological capability to measure biomarkers with high sensitivity and at low cost.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not yet have any customers or customer contracts. We intend to have many customers and do not anticipate any dependence on one or more customers.

EMPLOYEES

The Company currently does not have any employees. Mr. Platon Tzouvalis, President and Mr. Manos Topoglidis, CTO are currently bound by consulting agreements dated October 1, 2006 which terminate March 31, 2007.The company is currently negotiating employment contracts for both Mr. Tzouvalis and Mr. Topoglidis. The company has one additional consultant.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Shares of our common stock are speculative, especially since we are in the exploration-stage of our new business. We operate in a volatile sector of business that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have not earned any revenues since our incorporation and only have a limited operating history in our current business of developing our proprietary BioLED Technology, which raise doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business of developing Point-of-Care testing devices based on our proprietary BioLED Technology and must be considered in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop our BioLED Technology and commercialise our future Point-of-Care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended December 31, 2006.

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

  continued scientific progress in our research and development programs;

  costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

  competing technological and market developments;

  our ability to establish additional collaborative relationships; and

  the effect of commercialisation activities and facility expansions if and as required.

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

RISKS RELATED TO OUR COMMON STOCK

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

ITEM 2.      DESCRIPTION OF PROPERTY.

During the first half of 2006 we occupied office space consisting of approximately 1,200 square feet, located at 38A Posidonos Avenue 17455 Alimos, Athens, Greece, for certain marketing support and research supervision functions. We rent this space, along with reception, photocopy and facsimile transmission services from EuroGenet Labs, Inc. a related party for $2,000 per month on a month to month basis. On June 30, 2006 we terminated this arrangement with EuroGenet.

On July 1, 2006 we entered into a management agreement with CASAD Sarl for office space and administration services for our corporate headquarters in Geneva Switzerland. We currently occupy approximately 1500 sq. feet on a month to month basis for a fee of $10,000 per month.

ITEM 3.      LEGAL PROCEEDINGS.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2006.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are currently trading on the OTC Bulletin Board under the symbol AGNM. Our common shares commenced trading on the OTC Bulletin Board on July 15, 2003. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2005	$4.25	$2.25
June 30, 2005	$6.16	$3.60
September 30, 2005	$5.80	$3.55
December 31, 2005	$5.90	$3.80
March 31, 2006	$4.70	$2.40
June 30, 2006	$3.25	$1.80
September 30, 2006	$2.45	$0.87
December 31, 2006	$1.20	$0.35

Holders of our Common Stock

As of December 31, 2006 , there were 206 registered shareholders of our common stock.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

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

Recent Sales of Unregistered Securities

On September 15, 2005, the Company commenced a private placement of up to 1,000,000 common shares at $4.00 per share. Through to December 31, 2005, the Company received subscriptions for 925,125 common shares totaling $3,700,500 from accredited investors in the US and overseas, which were sold pursuant to Regulation D promulgated by the SEC under the Securities Act of 1934, and the private placement was closed. Commissions in the amount of 80,337 shares of common stock were issued and cash commissions in the amount of $24,900 were paid in connection with this private placement.

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

On May 4, 2006, we granted options to purchase an aggregate of 200,000 of our common shares to two officers at an exercise price of $2.50 per share, exercisable until May 3, 2016. The options may be exercised , in whole or in part, at any time on or after the date of Grant, but not after the Expiration Date. None of the four grantees is a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), the options were granted in an offshore transaction and we relied on the exemption from registration provided by Regulation S, promulgated under the Securities Act of 1933

Recent sales from Private Placements

On February 12, 2007, the Company issued 220,000 units at $0.50 per unit for total proceeds of $110,000, $40,000 which was received as at December 31, 2006. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $1.00 for a period of one year. The Company also issued 20,000 units as a finder’s fee for this placement

On March 5, 2007, the Company issued 90,909 units at $1.10 per unit for total proceeds of $100,000. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $2.00 for a period of eighteen months.

On March 23, 2007, the Company issued 150,000 units at $1.10 per unit for total proceeds of $165,000. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $1.50 for a period of one year.

Recent Grants of Options

On March 22, 2007, the Company granted 600,000 common share purchase options exercisable at $1.00 per share expiring on March 22, 2012, to the President of the Company for his services. These options vest as follows:

Shares	Vesting
300,000	September 22, 2007
300,000	March 22, 2008
600,000

On February 12, 2007, we granted options to purchase an aggregate of 700,000 common shares of our company to three of our officers and to one consultant at an exercise price of $0.50 per share, exercisable until February 12, 2017. The options vest as to 25% on August 12, 2007, 25% on February 12, 2008, 25% on August 12, 2008 and 25% on February 12, 2009. None of the four grantees is a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), the options were granted in an offshore transaction and we relied on the exemption from registration provided by Regulation S, promulgated under the Securities Act of 1933

On February 13, 2007, we granted options to purchase 2,000,000 common shares of our company to Molecular Vision Limited at an exercise price of $0.50 per share, as per our Development Agreement with them dated February 13, 2007. The options vest in four stages set at achieving predetermined milestones and expire 5 years from date of vesting.

Equity Compensation Plan Information

As at December 31, 2006 we do not have any compensation plans in place.

Notes:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2006.

ITEM 6.      MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2006, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Plan of Operations

We are engaged in the business of the development of BioLED Technology, combining microfluidics and polymer Light Emitting Diodes (pLED) for use in future Point-of-Care diagnostic devices. On May 22, 2006, we entered into a joint development agreement with Molecular Vision Limited to acquire the exclusive rights to develop and commercialize the BioLED Technology in the medical fields of diabetes management, cardiac diseases, sexually transmitted diseases and substances of abuse. Under the Joint Development Agreement, Molecular Vision Limited will continue to use reasonable endeavours to conduct research projects to further advance and develop the BioLED Technology. In exchange for the research and development activities carried out by Molecular Vision Limited, we will pay Molecular Vision Limited the amount of £3,450,000 over the next 3 years as well as 30% of all gross revenue that we will receive from any future sale/license of the developed Point-of-Care testing devices. On February 13, 2007 we entered into a Development Agreement with Molecular Vision Ltd.. This agreement replaces the Development Agreement entered into on May 22, 2006. The replacement agreement extends terms for payments and amends various other terms. The replacement agreement also re-prices the exercise price of 2,000,000 options granted to Molecular Vision Ltd. from $2.00 to $0.50.

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

We have not generated any revenues and our operating activities have resulted in a loss of $2,480,288 for the year ended December 31, 2006. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion. We estimate our expenses in the next twelve months will be approximately $3,600,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $2,500,000. We will make payments to Molecular Vision Limited as required under the Development Agreement for Molecular Vision Limited to carry out the research and development projects we have outlined for the next twelve months.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $1,100,000. These expenses will include approximately $720,000 on consulting, stock-based compensation and investor relations, approximately $200,000 on office supplies, office rent, travel and accommodations and $180,000 on professional fees, which consist primarily of accounting, auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the next twelve months. Our future products will likely not be ready for sale for at least 1 year, if at all.

Results of Operations

We have earned no revenue since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

However, we have been successful in attracting potential investors and shareholders through various private placements. This has allowed our company to meet all of our overhead obligations as well as maintaining our continuous pursuit to complete our product research and development. During 2006 we sold 317,334 common shares in a private placement @ $0.75 per share for proceeds of $238,000.

We incurred operating expenses in the amount of $2,480,288 for the year ended December 31, 2006, compared with expenses of $14,154,145 the same period from the previous year. The operating expenses of $2,480,288 incurred during the year ended December 31, 2006 included, $72,000 for rent and management fees, $1,277,780 for research and development, $102,593 for office expenses, travel, bank charges (net of interest income), transfer agents, and foreign exchange, $100,000 for public relations, $206,731 for appraisals, accounting, auditing and legal fees, $191,511 for consultations, and $529,673 for stock-based compensation.

Financial Condition and Liquidity

We had cash on hand of $4,552 as at December 31, 2006, compared with $1,741,998 as at December 31, 2005. We had a working capital deficit of $185,025 at December 31, 2006, compared to a working capital surplus of $1,533,889 as at December 31, 2005.

Our present cash reserves of $4,552 are not sufficient to meet our cash requirements for the next six months. We will have to raise additional funds from the private placement of our securities to meet our budgeted operating expenses of $3,600,000 for the next twelve months.

If we are successful on completing an equity financing, existing shareholders will experience a dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with implementation of all our proposed projects in our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

ITEM 7.      FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2006 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following consolidated financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm dated March 30, 2007;

2.	Balance Sheets as at December 31, 2006 and December 31, 2005;

3.	Statements of Operations for the years ended December 31, 2006 and December 31, 2005 and for the cumulative period from date of organization August 17, 1999 to December 31, 2006;

4.	Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005 and for the cumulative period from date of organization August 17, 1999 to December 31, 2006;

5.	Statements of Stockholders’ Deficiency for the period from inception, August 17, 1999 to December 31, 2006; and

6.	Notes to Financial Statements.

ACRONGENOMICS, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Acrongenomics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Acrongenomics, Inc. (A Development Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity (deficiency) for the years then ended and the period August 17, 1999 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Acrongenomics, Inc. (A Development Stage Company) as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and the period August 17, 1999 (Date of Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
March 14, 2007, except as to Note 12 which is as	Chartered Accountants
of March 23, 2007

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

ACRONGENOMICS, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2006 and 2005
(Stated in US Dollars)

	2006	2005

ASSETS
Current
Cash	$4,552	$1,741,998
Patents – Note 6	-	1
	$4,552	$1,741,999
LIABILITIES
Current
Accounts payable and accrued liabilities– Note 3	$161,304	$207,109
Loans payable – Note 4	28,273	1,000
	189,577	208,109
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value – Notes 5, 10 and 12
100,000,000 shares authorized
14,131,457 shares issued (2005: 17,814,123)	14,131	17,814
Additional paid-in capital	10,475,544	17,550,488
Share subscriptions – Note 12	40,000	40,000
Deficit accumulated during the development stage	(10,714,700)	(16,074,412)
	(185,025)	1,533,890
	$4,552	$1,741,999
Nature and Continuance of Operations – Note 1
Commitments – Note 11
Subsequent Events – Note 12

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2006 and 2005 and
for the period August 17, 1999 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

			August 17,
			1999 (Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Expenses
Accounting and audit fees – Note 3	$130,061	$97,490	$289,863
Amortization of patents	-	468,272	741,430
Appraisals	4,500	-	14,500
Bank charges	2,704	3,982	7,655
Consulting fees – Note 3	191,511	571,132	832,999
Foreign exchange (gain)	3,655	(1,120)	(741)
Legal fees - Note 3	72,170	62,543	232,164
Management fees	60,000	-	60,000
Office and miscellaneous	28,636	4,555	52,362
Public relations and donation	100,000	263,739	547,007
Rent - Note 3	12,000	24,000	36,000
Research and development – Note 3	1,277,780	4,277,289	6,681,969
Stock-based compensation – Note 5	529,673	364,000	893,673
Telephone	-	-	2,399
Transfer agent and filing fees	4,238	6,223	20,509
Travel	80,351	10,032	118,909

Loss before the following:	(2,497,279)	(6,152,137)	(10,530,698)

Interest income	16,992	4,373	22,443
Write-down of patents – Note 6	(1)	(8,004,446)	(8,004,447)

Loss from continuing operations	(2,480,288)	(14,152,210)	(18,512,702)
Loss from discontinued operations – Schedule 1	-	(1,935)	(41,998)

Net loss	$(2,480,288)	$(14,154,145)	$(18,554,700)

Basic and diluted loss per share – continuing operations	$(0.17)	$(0.86)

Basic and diluted loss per share – discontinued operations	$(0.00)	$(0.00)

Weighted average shares outstanding	14,370,894	16,301,267

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005 and
for the period August 17, 1999 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

			August 17,
			1999 (Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2006	2005	2006
Cash Flows used in Operating Activities
Loss from continuing operations	$(2,480,288)	$(14,152,210)	$(18,512,702)
Items not affecting cash:
Amortization	-	468,272	741,430
Shares issued for consulting fees	-	468,000	468,000
Stock-based compensation	529,673	364,000	893,673
Write-down of patents	1	8,004,446	8,004,447
Changes in non-cash working capital items:
Subscriptions receivable	-	426,329	-
Accounts payable and accrued liabilities	(45,805)	(731,906)	161,304

Net cash used in operating activities	(1,996,419)	(5,153,069)	(8,243,848)

Cash Flows used in Investing Activity
Patents	-	(34,377)	(121,877)

Cash Flows provided by Financing Activities
Common stock issued for cash	231,700	6,025,674	8,013,695
Stock purchase warrants	-	-	370,307
Increase (decrease) in loan payable	27,273	(133,526)	28,273
Advances from/to discontinued operations of disposed subsidiary	-	28,865	(41,998)

Net cash provided by financing activities	258,973	5,921,013	8,370,277

Increase (decrease) in cash from continuing operations	(1,737,446)	733,567	4,552

Decrease in cash from discontinued operations – Note 9	-	(4,053)	-

Increase (decrease) in cash during the period	(1,737,446)	729,514	4,552

Cash, beginning of period	1,741,998	1,012,484	-

Cash, end of period	$4,552	$1,741,998	$4,552

Cash on cash equivalents consist of:
Cash	4,552	741,176	4,552
Term deposit	-	1,000,822	-

	$4,552	$1,741,998	$4,552

Non-cash Transactions – Note 10

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.	Schedule 1
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FROM DISCONTINUED OPERATIONS OF ACRONGENOMICS HELLAS S.A.
for the years ended December 31, 2006 and 2005 and
for the period August 17, 1999 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

			August 17,
			1999 (Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Expenses
Accounting and audit fees - Note 3	$-	$-	$4,020
Amortization	-	3,166	7,915
Bank charges	-	-	7
Consulting fees - Note 3	-	3,760	9,241
Legal fees - Note 3	-	-	634
Office and miscellaneous	-	-	5,307
Rent - Note 3	-		14,000
Telephone	-	-	2,618
Utilities	-	-	2,934

Loss before the following	-	(6,926)	(46,676)

Foreign exchange loss	-	(178)	(896)
Minority interest in loss of subsidiary	-	71	476
Gain on disposal of subsidiary – Note 8	-	5,098	5,098

Loss from discontinued operations	$-	$(1,935)	$(41,998)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period August 17, 1999 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
			Additional		During the
			Paid-in	Stock	Development	Contributed
	Number	Par Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash - at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
- at $0.01	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period	-	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999	10,000,000	10,000	45,000	-	(2,116)	52,884
Capital stock issued for cash - at $0.20	100,000	100	19,900	-	-	20,000
Net loss for the year	-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000	10,100,000	10,100	64,900	-	(10,292)	64,708
Net loss for the year	-	-	-	-	(205)	(205)

Balance, December 31, 2001	10,100,000	10,100	64,900	-	(10,497)	64,503
Capital stock issued for cash - at $0.20	15,000	15	2,985	-	-	3,000
Net loss for the year	-	-	-		(24,818)	(24,818)

Balance, December 31, 2002	10,115,000	10,115	67,885	-	(35,315)	42,685
Net loss for the year	-	-	-		(21,576)	(21,576)

Balance, December 31, 2003	10,115,000	10,115	67,885	-	(56,891)	21,109
Pursuant to the acquisition of patent
- at $1.96	4,000,000	4,000	7,836,000	-	-	7,840,000
Capital stock issued for patent
commission - at $1.96	400,000	400	783,600	-	-	784,000
Capital stock issued for cash - at $1.00	420,000	420	419,580	-	-	420,000
Capital stock issued for commission
- at $1.00	42,000	42	41,958	-	-	42,000
Less: commission	-	-	(42,000)	-	-	(42,000)
commission	-	-	(35,000)	-	-	(35,000)
Capital stock issued for cash - at $2.30	100,000	100	229,900	-	-	230,000
- at $2.30	437,956	438	1,006,861	-	-	1,007,299
Capital stock issued for commission	50,594	50	116,316	-	-	116,366
Less: commission	-	-	(116,366)	-	-	(116,366)
Capital contribution	-	-	6,000	-	-	6,000
Stock subscriptions	-	-	-	426,329	-	426,329
Net loss for the year	-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004	15,565,550	15,565	10,314,734	426,329	(1,920,267)	8,836,361

…/cont’d

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.	Continued
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
from the period August 17, 1999 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

					Deficit
	Common Stock				Accumulated
			Additional		During the
			Paid-in	Stock	Development	Contributed
	Number	Par Value	Capital	Subscriptions	Stage	Total

Common stock issued for cash - at $2.30	72,500	73	166,677	-	-	166,750
- at $2.40	108,168	108	259,495	-	-	259,603
- at $3.50	551,443	551	1,929,499	-	-	1,930,050
- at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for commission - at $4.00	81,337	82	325,266	-	-	325,348
Less: Commission	-	-	(325,348)	-	-	(325,348)
Commission	-	-	(24,900)	-	-	(24,900)
Common stock issued for cash pursuant to exercise of warrants
- at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation	-	-	364,000	-	-	364,000
Common stock issued for consulting services
- at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing operations	-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from subsidiary on disposition	-	-	(6,000)	-	-	(6,000)
Net loss from discontinued operations	-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005	17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares – Note 5	(4,000,000)	(4,000)	(7,836,000)	-	7,840,000	-
Stock-based compensation	-	-	529,673	-	-	529,673
Common stock issued for cash - at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs	-	-	(6,300)	-	-	(6,300)
Net loss for the year	-	-	-	-	(2,480,288)	(2,480,288)

Balance, December 31, 2006	14,131,457	$14,131	$10,475,544	$40,000	$(10,714,700)	$(185,025)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage. The Company’s business is research and development in the field of life science including BioLED technology.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $10,714,700 since its inception, has a working capital deficiency of $185,025 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Principle

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

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting principles summarized below:

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Summary of Significant Accounting Principle – (cont’d)

a)	Principles of Consolidation

On May 27, 2005, the Company disposed of its 99% interest in Acrongenomics Hallas S.A., a Greek limited liability company, an entity incorporated by the Company (Note 8). Consequently, the financial statements for the year ended December 31, 2005 include the accounts of Hellas for the period from January 1, 2005 to May 27, 2005, as discontinued operations. All inter-company balances and transactions have been eliminated.

b)	Development Stage

The Company is a development stage company as defined in Financial Accounting Standards (“FAS”) No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

c)	Patents and Amortization

Patents and patent rights are recorded at cost. The Company provides for amortization of patents and patent rights on the straight-line basis over their estimated economic lives. Amortization is not recorded until the patents are awarded.

d)	Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain intangibles in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long- lived Assets”. Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 3

Note 2	Summary of Significant Accounting Principle – (cont’d)

e)	Goodwill and Intangible Assets- (cont’d)

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

f)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and loans payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company is subject to foreign exchange price risk as it has certain financial instruments which are denominated in foreign currencies. The Company does not use derivative instruments to reduce its exposure to fluctuations in exchange rates.

g)	Income Taxes

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 4

Note 2	Summary of Significant Accounting Principle – (cont’d)

h)	Basic Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidultive.

i)	Foreign Currency Translation

The Company’s functional currency is United States dollars. The company’s subsidiary used the Euro as its functional currency as substantially all of its operations are in Greece. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the FAS No. 52.

The financial statements are translated using the current rate method. Assets and liabilities denominated in a foreign currency are translated at exchange rates in effect at year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in the Statement of Operations.

j)	Stock-based Compensation

The Company accounts for stock-based compensation using FAS 123R which requires public companies to recognize the cost of services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 5

Note 2	Summary of Significant Accounting Principle – (cont’d)

k)	Research and Development

Research and development costs are expensed as incurred. These expenses include the costs of the Company’s research and development efforts, acquired in-process research and development, as well as costs incurred in connection with the Company’s third-party collaboration efforts. Pre-approved milestone payments due under contract research and development arrangements that are paid prior to regulatory approval are expensed when the milestone is achieved. Once the product receives regulatory approval, the Company records any subsequent milestone payments as intangible assets.

l)	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 6

Note 2	Summary of Significant Accounting Principle – (cont’d)

l)	New Accounting Standards – (cont’d)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB No. 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FST is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of FAS No. 159 might have on its financial position or results of operations.

Note 3	Related Party Transactions – Notes 5 and 6

The Company incurred the following charges with companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s president; the research and development expenditures were paid to a company in which a former officer and director of the Company is the spouse of the Company’s former president:

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 7

Note 3	Related Party Transactions – Notes 5 and 6 – (cont’d)

			August 17,
			1999 (Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Accounting fees	$74,606	$34,975	$141,582
Consulting fees	52,700	3,760	90,101
Legal fees	-	-	60,656
Rent	12,000	24,000	50,000
Research and development	200,000	4,277,289	5,604,189

	$339,306	$4,340,024	$5,946,528

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at December 31, 2006 includes $71,779 (December 31, 2005: $147,906) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president.

Note 4	Loans Payable

Loans payable are unsecured, non-interest bearing and has no specific terms for repayment.

Note 5	Capital Stock – Notes 10, 11 and 12

Commitments

Share Purchase Warrants

At December 31, 2006, there are 737,334 (December 31, 2005: 520,000) share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 8

Note 5	Capital Stock – Notes 10, 11 and 12 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at December 31, 2006:

Number
Outstanding and	Exercise
Exercisable	Price	Expiry Date

420,000	$1.20	May 7, 2007
84,000	$1.50	September 15, 2007
233,334	$1.50	October 31, 2007

737,334

A summary of changes in the Company’s warrants for the years ended December 31, 2006 and 2005 is presented below:

	2006		2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of
year	520,000	$1.36	940,000	$1.21
Granted	317,334	$1.50	-	-
Exercised	-	-	(420,000)	$1.00
Expired	(100,000)	$2.30	-	-

Outstanding and exercisable,
end of year	737,334	$1.33	520,000	$1.36

Share Purchase Options

On May 17, 2005, the Company approved a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and/or consultants. The exercise price, vesting and other terms will be determined upon grant by the administrator thereof.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 9

Note 5	Capital Stock – Notes 10, 11 and 12 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

As at December 31, 2006, there are 400,000 (December 31, 2005: 200,000) share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held. The following table summarizes the stock options outstanding as at December 31, 2006:

Number
Outstanding and	Exercise
Exercisable	Price	Expiry Date

200,000	$3.00	August 31, 2007
200,000	$2.50	May 3, 2016

400,000

A summary of changes in the Company’s stock options for the years ended December 31, 2006 and 2005 is presented below:

	2006		2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of year	200,000	$3.00	-	$-
Granted	200,000	$2.50	200,000	$3.00

Outstanding and exercisable,
end of year	400,000	$2.75	200,000	$3.00

During the year ended December 31, 2006, stock-based compensation expense of $529,673 (December 31, 2005: $364,000) was recorded. The fair value of the compensation expense has been determined using the Black-Scholes option pricing model with the following assumptions:

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 10

Note 5	Capital Stock – Notes 10, 11 and 12 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

	For the Years Ended
	December 31,
	2006	2005

Weighted average fair value of options granted	$2.65	$1.82
Expected dividend yield	0.0%	0.0%
Expected volatility	211.5%	47.7%
Risk-free interest rate	5.10%	3.5%
Expected term in years	5.5	2

The expected volatility is calculated based on the Company’s historical share price and the expected term in years is calculated based on SAB 107.

Note 6	Patents

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

By an agreement dated February 13, 2006, the Company re-acquired 4,000,000 common shares of the Company from its former president in exchange for a royalty of 50% over any revenue that the Company generates from the eleven patents underlying its molecular diagnostic test products for cancer detection and the right to use or not use such patents. During the year ended December 31, 2006, the 4,000,000 common shares were returned to treasury. This non-monetary transaction has been recorded at the book value of shares previously issued of $7,840,000, as a related party transaction. Consequently this transaction is recorded as a capital transaction and no gain or loss is recorded in the statements of operations.

During the year ended December 31, 2006, the Company decided to abandon these patents and wrote off $1, which was the net carrying value as at December 31, 2005.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page ge 11

Note 7	Deferred Tax Assets

At December 31, 2006, the Company has incurred accumulated non-capital losses in the United States which begin to expire in 2020 totalling approximately $8,874,851 and non-capital losses in Greece totalling $37,249 which can be carried forward and applied against future taxable income.

The following table summarizes the significant components of the Company’s deferred tax assets:

	2006	2005

Deferred tax assets
Non-capital losses carryforward	$3,017,449	$2,354,240
Valuation allowance for deferred tax asset	(3,017,449)	(2,354,240)

	$-	$-

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

The net loss on disposal was determined as follows:

Proceeds on disposal of subsidiary	$31,096

Net assets of subsidiary
Cash	115
Government value added tax receivable	8,138
Capital assets	23,745
Additional paid-in capital	(6,000)

25,998

Net gain on disposal of subsidiary	$5,098

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 12

Note 9	Statement of Cash Flows

Cash flows from discontinued operations are as follows:

			August 17,
			1999 (Date of
	Years Ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Cash flows used in operating activities
Loss from discontinued operations	$-	$(1,935)	$(41,998)
Items not affecting cash:
Gain on disposal of subsidiary	-	(5,098)	(5,098)
Amortization	-	3,166	7,915
Changes in non-cash working capital item:
Government value added tax receivable	-	-	(8,138)

Cash used in operating activities	-	(3,867)	(47,319)

Cash flows used in investing activity
Equipment purchases	-	-	(31,660)

Cash flows provided by financing activities
Proceeds from disposal of subsidiary	-	31,096	31,096
Advances from (to) parent company	-	(28,865)	47,998
Loan receivable	-	(1,949)	-
Minority interest	-	(353)	-

Cash provided by (used in) financing activities	-	(71)	79,094

Increase (decrease) in cash from discontinued
operations prior to disposal	-	(3,938)	115

Cash balance of subsidiary on disposal	-	(115)	(115)

Decrease in cash from discontinued operations
during the period	$-	$(4,053)	$-

Note 10	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 13

Note 10	Non-cash Transactions – (cont’d)

During the year ended December 31, 2005, the following transactions were excluded from the statements of cash flows:

i)	The Company issued 180,668 common shares pursuant to the receipt of proceeds of $426,329 from stock subscriptions received during the year ended December 31, 2004.

ii)	The Company transferred $137,040 to additional paid-in capital pursuant to the exercise of 420,000 share purchase warrants.

iii)	The Company issued 100,000 common shares at $4.68 for total value of $468,000 in exchange for consulting services.

iv)	The Company issued 81,337 common shares at $4.00 per share totalling $325,348 as a private placement commission.

During the year ended December 31, 2006, 4,000,000 common shares valued at $7,840,000 were returned to treasury.

These transactions were excluded from the statements of cash flows.

Note 11	Commitments – Notes 3, 5 and 12

By an agreement dated July 1, 2006, the Company agreed to pay $10,000 per month for management and operational services. The agreement is on a month-to-month basis and will renew on a monthly basis unless terminated by either party with 30 days prior notice.

Note 12	Subsequent Events

i)

On February 12, 2007, the Company granted 700,000 common share purchase options exercisable at $0.50 per share and expiring on February 12, 2007, to directors and consultants of the Company for their services. These options vest as follows:

Shares	Vesting

175,000	August 12, 2007
175,000	February 12, 2008
175,000	August 12, 2008
175,000	February 12, 2009

700,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 14

Note 12	Subsequent Events – (cont’d)

ii)

On February 12, 2007, the Company issued 220,000 units at $0.50 per unit for total proceeds of $110,000, $40,000 which was received as at December 31, 2006. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $1.00 for a period of one year. The Company also issued 20,000 units as a finder’s fee for this placement.

iii)

By an agreement dated February 13, 2007, the Company will collaborate with the vendor to acquire the exclusive rights to commercialize certain technology relating to the analysis/diagnostic fields (BioLED Technology), contract the vendor to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay GBP3,450,000 (US$6,709,615) over 3 years (noted below) and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share. The parties acknowledge that GBP575,000 was paid prior to December 31, 2006. The options will vest at 25% and become exercisable, both on achievement of milestones as set out in the agreement and will be exercisable within a period of 5 years from the date of vesting. The estimated dates of the milestones are as follows: May 13, 2008, February 13, 2009, August 13, 2009 and February 13, 2010.

Payment schedule:

Prior to December 31, 2006 (paid)	GBP	575,000	US$	1,077,780
April, 2007	GBP	575,000	US$	1,126,367
October, 2007	GBP	575,000	US$	1,126,367
April, 2008	GBP	575,000	US$	1,126,367
October, 2008	GBP	575,000	US$	1,126,367
April, 2009	GBP	575,000	US$	1,126,367

	GBP	3,450,000	US$	6,709,615

The term of the agreement is until August 13, 2009, unless terminated earlier or the Company extends the term.

The vendor also grants to the Company an exclusive, worldwide, perpetual licence to the intellectual property to develop and commercialize it, subject to the payment to the vendor of a royalty of 30% of gross receipts.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited) – Page 15

Note 12	Subsequent Events – (cont’d)

iv)

On March 5, 2007, the Company issued 90,909 units at $1.10 per unit for total proceeds of $100,000. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $2.00 for a period of eighteen months.

v)

On March 22, 2007, the Company granted 600,000 common share purchase options exercisable at $1.00 per share expiring on March 22, 2012, to the President of the Company for his services. These options vest as follows:

Shares	Vesting

300,000	September 22, 2007
300,000	March 22, ,2008

600,000

vi)

On March 23, 2007, the Company issued 150,000 units at $1.10 per unit for total proceeds of $165,000. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $1.50 for a period of one year.

Note 13	Comparative Figures

Certain of the prior year’s comparative figures have been reclassified to conform with the presentation used in the current year.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our former President (Principal Executive Officer), Constantine Poulios, and existing President Platon Tzouvalis and Chief Financial Officer, Ron Lizée. Based upon that evaluation, our former and existing President (Principal Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as a Director and Officer Since
Ronald Lizée	49	Chief Financial Officer and a Director	June 4, 2004
Manos Topoglidis	32	Chief Technology Officer and a Director	February 24, 2006
Platon Tzouvalis	41	Vice President and a Director President	February 14, 2006 October 5, 2006

Ron Lizee – CFO and a Director

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

Dr. Manos Topoglidis – Chief Technology Officer, Member of the Scientific Advisory Board and a Director

Dr. Topoglidis was appointed 2006 as Chief Technology Officer to the Board of Directors and Scientific Advisory Board on February 24,. He received his Bachelor’s of Science from King’s College (University of London) in 1996, his MSc in Biochemistry from Imperial College London in 1997 and his Ph.D. in Chemistry (Biosensors and Nanomaterials) from Imperial College London in 2001. His research interests and expertise lie in the areas of Biosensors, Nanomaterials, Biotechnology and Nanotechnology. He has worked as a research fellow at the Center of Electronic Materials and Devices of Imperial College London and as manager of European and National programs of the MESL laboratory of the National Centre for Scientific Research, Demokritos in Athens. He is a member of the Electrochemical and British Biochemical Societies. Dr. Topoglidis has 15 scientific publications during his 8 years of research and has presented his work in 10 U.S./international conferences.

Dr. Topoglidis has impressive experience leading international research teams in academia to unlock nanotechnology solutions. He ranks among the first to extensively research the use of nanoporous surfaces for biosensing applications and has written numerous original nanotechnology-related publications which have been cited worldwide

Platon Tzouvalis –President, and a Director

Platon Tzouvalis, M.Sc., was appointed Vice President of Acrongenomics, Inc. on February 14th, 2006 and subsequently as the President on October 5, 2006. As a Biochemist and ex-Abbott Laboratories Associate, he is an experienced pharmaceutical industry professional. He has been a member of Acrongenomics' Scientific Advisory Board since May 2004. His expertise lies in the areas of Quality Control, Operational Procedures as well as Pharmaceutical Product and Process Improvement. He received his B.Sc. Degree in Biochemistry from the University of Illinois in 1990 and his Master's Degree in the same field from DePaul University at Chicago in 1995.

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

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended December 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors have performed and will perform adequately the functions of a nominating committee. The directors who perform the functions of a nominating committee are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

LEGAL PROCEEDINGS

We are not aware of any legal proceedings in which any director or officer, any proposed director or officer or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any affiliate of any such director or officer, proposed director or officer or security holder, is a party adverse to our company or has a material interest adverse to our company.]

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports that they file.

To the best of our knowledge all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

ITEM 10.      EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended December 31, 2006 and 2005, are set out in the following summary compensation tables:

Fiscal year ended December 31, 2006

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ronald Lizée Chief Financial Officer and a Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Constantine Poulios(1) Former President, Secretary and a Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Manos Topoglidis Member of the Scientific Advisory Board and a Director	2006	7,500	Nil	Nil	Nil	Nil	Nil	Nil	7,500
Platon Tzouvalis President and a Director	2006	25,200	Nil	Nil	Nil	Nil	Nil	Nil	25,500
Eleftherios Georgakopolous(2) Former President	2006	Nil	Nil	Nil	Nil	Nil	Nil	$20,000	$20,000

(1)	Mr. Poulios resigned as President, Secretary and a Director of our company on October 5, 2006.
(2)	Mr. Georgakopolous resigned as a director and officer of our company effective February 13, 2006.

December 31, 2005

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
W. Scott Lawler(1) Former President, Secretary and Treasurer	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Rick Walchuk(1) Former CEO and Secretary	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Eleftherios Georgakopolous Former President	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Lawler and Mr. Walchuk resigned as directors and officers of our company on August 10, 2004.

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Lizée Chief Financial Officer and a Director	100,000	Nil	Nil	2.50	May 3, 2016	Nil	Nil	Nil	Nil
Constantine Poulios(1) Former President, Secretary and a Director	100,000	Nil	Nil	2.50	May 3, 2016	Nil	Nil	Nil	Nil
Manos Topoglidis Member of the Scientific Advisory	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Board and a Director
Platon Tzouvalis President and a Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Poulios resigned as our President, Secretary and a Director on October 5, 2006.

Director Compensation

Our directors may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, our directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings.

We reimburse our directors for expenses incurred in connection with attending board meetings, but did not pay directors’ fees or other cash compensation for services rendered as a director in the periods ended December 31, 2006, 2005 and 2004.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On October 1, 2006 we entered into a six month consulting agreement with our President and COO. The terms of the contract provide a monthly payment in the amount of $6,300 per month.

On October 1, 2006 we also entered into a six month consulting agreement with our COO. The terms of the contract provide a monthly payment in the amount of $2,500 per month.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of March 30, 2007 for: (i) each shareholder we know to be the beneficial owner of 5% or more of our shares of common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 30, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Ronald Lizée 102, 3550 TAYLOR STREET EAST SASKATOON, SASKATCHEWAN S7H 5H9	100,000	0.006%
Manos Topoglidis PANAGI TSALDARI 5, MAROUSSI ATHENS, GREECE J315122	0	0%
Platon Tzouvalis 4 ISMINIS ST. CHALANDRI, Greece J315232	6300	0.001%
Directors and Executive Officers as a Group	106,300	0.006%

(1)      Based on 14,592,366 shares of common stock issued and outstanding as of March 30, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which our company was or is a party during the past two fiscal years, or in any proposed transaction to which our company proposes to be a party:

1.	any director or officer of our company;

2.	any proposed director of officer of our company;

3.	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our company’s common stock; or

4.	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

For the fiscal ended 2005, a total of $34,975 in fees was billed to the Company by Lizée Gauthier, Certified General Accountants, of which the Company’s CFO, Mr. Lizée, is the proprietor, for accounting work provided to the Company by Mr. Lizée. During fiscal year 2006, a total of $42,726 in fees were paid by the Company to Lizée Gauthier for accounting work provided to the Company by Mr. Lizée.

In early 2004, we entered into an arrangement with Euro Genet Labs, a Greek corporation, whereby Euro Genet Labs would provide us with lab services, including the conducting of testing of blood samples to test our proprietary technology and to assist in the development of such technology. A formal, written agreement regarding these services was signed May 31, 2004 between us and Euro Genet Labs. Pursuant to this arrangement, during fiscal year 2005, we paid to Euro Genet Labs a total of $4,136,000 and an additional $141,289 were owed to Euro Genet as of December 31, 2005. During fiscal year 2006, we paid to Euro Genet Labs a total of $200,000. Ms. Stratakis is the wife of our former president, Dr. Eleftherios Georgakopoulos, and is also a minority shareholder and a director of Euro Genet Labs.

During 2005 and a portion of 2006, the Company paid $24,000 for 2005 and $12,000 for 2006 for space consisting of approximately 1200 square feet, located at 38A Posidonos Avenue 17455 Alimos, Athens, Greece, for some marketing support and research supervision functions. This space, along with reception, photocopy and facsimile transmission services, was rented from EuroGenet Labs, Inc., a related party, at $2,000 per month. As at June 30, 2006 this arrangement has terminated.

During 2005, we incurred $3,760 in consulting fees to Michalis Soursos, a shareholder of our company and President of Eurogenet Labs and paid $3,760 of such amount in 2005.

On May 5, 2004, we issued 4 million restricted shares of our common stock to Dr. Eleftherios Georgakopoulos, a director at the time of issuance of the common stock, in consideration of his transfer of two (2) Greek patents and four (4) Greek patent applications, intellectual property and associated know-how to our company. These patents related to a proprietary technological product for the detection of epithelial cancer, referred to as the “EP-CAM Detection Kit.” Since the time that this acquisition was announced, the Ep-Cam Detection Kit has undergone certain improvements and enhancements and was later referred to as the “Neo Ep-Cam Detection Kit.” We then finalized the acquisition of the intellectual property related to the Neo Ep-Cam Detection Kit, for which it issued 4 million shares of common stock to Dr. Georgakopoulos. As a result of the acquisition, the Company now owns the rights to the following two (2) Greek patents and four (4) Greek patent applications. Note as of February 14, 2006, we no longer hold these patents and patent applications.

During the fiscal year ended 2006 the company paid $25,200 to our president, Platon Tzouvalis and $7,500 to our Chief Operating Officer Manos Topoglidis.

Corporate Governance

We currently act with 3 directors, consisting of Ronald Lizée, Manos Topoglidis and Platon Tzouvalis.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

ITEM 13.      EXHIBITS.

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

*filed herewith

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The aggregate fees billed by Amasano Hanson, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB and review of our quarterly 10-QSB’s for the fiscal years ended December 31, 2006 and 2005 were $55,459 and $62,252 respectively.

Tax Fees

The company did not pay for any tax fees during the fiscal year ended 2006 and 2005.

Approval of Audit Fees

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that, before Amasano Hanson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

1.	approved by our audit committee; or

2.

entered into pursuant to pre-approval policies and procedures established by our audit committee, provided the policies and procedures are detailed as to the particular service, our audit committee is informed of each service, and such policies and procedures do not include delegation of our audit committee’s responsibilities to management.

Our board of directors, which performs the functions of an audit committee, pre-approves all services provided by our independent auditors. The pre-approval process has been implemented in response to the new rules, and therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Amasano Hanson for the fiscal year ended December 31, 2005, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS, INC.

By:	/s/ Platon Tzouvalis
Platon Tzouvalis, President and Director
(Principal Executive Officer)
Date: March 30, 2007

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Platon Tzouvalis
Platon Tzouvalis, President and Director
(Principal Executive Officer)
Date: March 30, 2007

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2007