Form 10QSB
period 2007-03-31
ACRONGENOMICS INC
filed 2007-05-15
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ___________________

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

2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

14,612,366 common shares issued and outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

3

PART I

Item 1.	Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	March 31,	December 31,
ASSETS	2007	2006
Current
Cash	$257,176	$4,552
LIABILITIES
Current
Accounts payable and accrued liabilities– Note 3	$212,746	$161,304
Loans payable – Note 4	28,273	28,273
	241,019	189,577
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value – Notes 5, 6 and 7
100,000,000 shares authorized
14,612,366 shares issued (2006: 14,131,457)	14,612	14,131
Additional paid-in capital	10,874,387	10,475,544
Share subscriptions	-	40,000
Deficit accumulated during the development stage	(10,872,842)	(10,714,700)
	16,157	(185,025)
	$257,176	$4,552

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006 and
for the period August 17, 1999 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Expenses
Accounting and audit fees – Note 3	$37,805	$47,989	$327,668
Amortization of patents	-	-	741,430
Appraisals	-	-	14,500
Bank charges	403	558	8,058
Consulting fees – Note 3	47,400	20,000	880,399
Foreign exchange (gain)	6	173	(735)
Legal fees - Note 3	9,331	26,979	241,495
Management fees	30,000	-	90,000
Office and miscellaneous	4,781	5,981	52,408
Rent - Note 3	-	6,000	36,000
Research and development – Note 3	-	200,000	6,681,969
Stock-based compensation	24,324	-	917,997
Telephone	-	-	2,399
Transfer agent and filing fees	-	1,000	25,244
Travel	4,098	5,234	123,007

Loss before the following:	(158,148)	(373,914)	(10,688,846)

Interest income	6	9,430	22,449
Write-down of patents	-	-	(8,004,447)

Loss from continuing operations	(158,142)	(364,484)	(18,670,844)
Loss from discontinued operations	-	-	(41,998)

Net loss for the period	$(158,142)	$(364,484)	$(18,712,842)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	14,301,730	17,824,123

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2007 and 2006 and
for the period August 17, 1999 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Loss from continuing operations	$(158,142)	$(364,484)	$(18,646,520)
Items not affecting cash:
Amortization	-	-	741,430
Shares issued for consulting fees	-	-	468,000
Stock-based compensation	24,324	-	917,997
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital item:
Accounts payable and accrued liabilities	51,442	(97,684)	212,746

Net cash used in operating activities	(82,376)	(462,168)	(8,326,224)

Cash Flows used in Investing Activity
Patents	-	-	(121,877)

Cash Flows provided by Financing Activities
Common stock issued for cash	335,000	-	8,348,695
Stock purchase warrants	-	-	370,307
Increase (decrease) in loan payable	-	-	28,273
Advances from/to discontinued operations of
disposed subsidiary	-	-	(41,998)

Net cash provided by financing activities	335,000	-	8,705,277

Increase (decrease) in cash during the period	252,624	(462,168)	257,176

Cash, beginning of period	4,552	1,741,998	-

Cash, end of period	$257,176	$1,279,830	$257,176

Cash consists of:
Cash	$257,178	$269,577
Term deposit	-	1,020,253

	$257,178	$1,279,830

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period August 17, 1999 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash	- at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
	- at $0.01	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period		-	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999		10,000,000	10,000	45,000	-	(2,116)	52,884
Capital stock issued for cash	- at $0.20	100,000	100	19,900	-	-	20,000
Net loss for the year		-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000		10,100,000	10,100	64,900	-	(10,292)	64,708
Net loss for the year		-	-	-	-	(205)	(205)

Balance, December 31, 2001		10,100,000	10,100	64,900	-	(10,497)	64,503
Capital stock issued for cash	- at $0.20	15,000	15	2,985	-	-	3,000
Net loss for the year		-	-	-		(24,818)	(24,818)

Balance, December 31, 2002		10,115,000	10,115	67,885	-	(35,315)	42,685
Net loss for the year		-	-	-		(21,576)	(21,576)

Balance, December 31, 2003		10,115,000	10,115	67,885	-	(56,891)	21,109
Pursuant to the acquisition of patent
	- at $1.96	4,000,000	4,000	7,836,000	-	-	7,840,000
Capital stock issued for patent
commission	- at $1.96	400,000	400	783,600	-	-	784,000
Capital stock issued for cash	- at $1.00	420,000	420	419,580	-	-	420,000
Capital stock issued for commission
-	- at $1.00	42,000	42	41,958	-	-	42,000
Less: commission		-	-	(42,000)	-	-	(42,000)
commission		-	-	(35,000)	-	-	(35,000)
Capital stock issued for cash	- at $2.30	100,000	100	229,900	-	-	230,000
	- at $2.30	437,956	438	1,006,861	-	-	1,007,299
Capital stock issued for commission		50,594	50	116,316	-	-	116,366
Less: commission		-	-	(116,366)	-	-	(116,366)
Capital contribution		-	-	6,000	-	-	6,000
Stock subscriptions		-	-	-	426,329	-	426,329
Net loss for the year		-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004		15,565,550	15,565	10,314,734	426,329	(1,920,267)	8,836,361

…/cont’d

Continued

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
from the period August 17, 1999 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

	- at $2.40	108,168	108	259,495	-	-	259,603
	- at $3.50	551,443	551	1,929,499	-	-	1,930,050
	- at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for commission	- at $4.00	81,337	82	325,266	-	-	325,348
Less: Commission		-	-	(325,348)	-	-	(325,348)
Commission		-	-	(24,900)	-	-	(24,900)
Common stock issued for cash pursuant to exercise of warrants
	- at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	364,000
Common stock issued for consulting services
	- at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing operations		-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Net loss from discontinued operations		-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares – Note 5		(4,000,000)	(4,000)	(7,836,000)	-	7,840,000	-
Stock-based compensation		-	-	529,673	-	-	529,673
Common stock issued for cash- at $0.75		317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)

Balance, December 31, 2006		14,131,457	14,131	10,475,544	40,000	(10,714,700)	(185,025)
	- at $1.10	90,909	91	99,909	-	-	100,000
	- at $1.10	150,000	150	164,850	-	-	165,000
Less: Commission		-	-	(15,000)	-	-	(15,000)
Capital stock issued for commission	- at $0.75	20,000	20	14,980	-	-	15,000
Stock-based compensation		-	-	24,324	-	-	24,324
Net loss for the year		-	-	-	-	(158,142)	(158,142)

Balance, March 31, 2007		14,612,366	$14,612	$10,874,387	$-	$(10,872,842)	$16,157

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006 annual financial statements.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage. The Company’s business is research and development in the field of life science including BioLED technology.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $10,872,842 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available (Note 7).

Acrongenomics Inc.
(A Development Stage Company)
Note s to the Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Related Party Transactions – Note 5

The Company incurred the following charges with companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s president; the research and development expenditures were paid to a company in which a former officer and director of the Company is the spouse of the Company’s former president:

			August 17,
			1999 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Accounting fees	$10,600	$23,994	$152,182
Consulting fees	26,400	20,000	116,501
Legal fees	-	-	60,656
Rent	-	6,000	50,000
Research and development	-	200,000	5,604,189
Stock-based compensation	21,753	-	21,753

	$58,753	$249,994	$6,005,281

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at March 31, 2007 includes $65,103 (December 31, 2006: $111,779) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president.

Note 4	Loans Payable

Loans payable are unsecured, non-interest bearing and has no specific terms for repayment.

Note 5	Capital Stock – Notes 6 and 7

Commitments

Share Purchase Warrants

At March 31, 2007, there are 967,789 (December 31, 2006: 737,334) share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held.

Acrongenomics Inc.
(A Development Stage Company)
Note s to the Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 3

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at March 31, 2007:

Number
Outstanding and	Exercise
Exercisable	Price	Expiry Date

420,000	$1.20	May 7, 2007
84,000	$1.50	September 15, 2007
233,334	$1.50	October 31, 2007
110,000	$1.00	February 12, 2008
45,455	$2.00	September 5, 2008
75,000	$1.50	March 23, 2008

967,789

On May 7, 2007, 420,000 warrants expired without being exercised.

A summary of charges in the Company’s share purchase warrants for the three months ended March 31, 2007 and the year ended December 31, 2006 is presented below:

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	737,334	$1.33	520,000	$1.36
Granted	230,455	$1.36	317,334	$1.50
Expired	-	-	(100,000)	$2.30

Outstanding, end of year	967,789	$1.34	737,334	$1.33

Acrongenomics Inc.
(A Development Stage Company)
Note s to the Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 4

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Options

As at March 31, 2007, there are 3,700,000 (December 31, 2006: 400,000) share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held. The following table summarizes the stock options outstanding as at March 31, 2007:

Number	Exercise
Outstanding	Price	Expiry Date

200,000	$3.00	August 31, 2007
200,000	$2.50	May 3, 2016
600,000	$1.00	March 12, 2012
700,000	$0.50	February 12, 2017
* 2,000,000	$0.50	5 Years upon reaching
		certain milestones

3,700,000

*

The vesting of 2,000,000 options granted are contingent upon the performance milestones which have not yet been achieved as at March 31, 2007, therefore, no compensation has been recorded on these options (Note 6).

A summary of changes in the Company’s stock options for the three months ended March 31, 2007 and the year ended December 31, 2006 is presented below:

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of
year	400,000	$2.75	200,000	$3.00
Granted	3,300,000	$0.59	200,000	$2.50

Outstanding, end of period	3,700,000	$0.82	400,000	$2.75

Exercisable, end of period	400,000		400,000

Acrongenomics Inc.
(A Development Stage Company)
Note s to the Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 5

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The unvested options will only vest and be exercisable at a future date and/or upon specific milestones being reached as follows:.

Options	Vesting Date
175,000	Aug 12/07
175,000	Feb 12/08
175,000	Aug 12/08
175,000	Feb 12/09
700,000
2,000,000	Vest at 25% upon reaching
certain milestones
300,000	Sept 22/07
300,000	Mar 22/08
600,000
3,300,000

During the three months ended March 31, 2007, the Company granted directors, consultant and officers 1,300,000 stock options with a total fair value of $507,000 (no compensation expense has been recorded for the 2,000,000 options granted as their vesting is contingent upon performance). As the stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the period was $24,324.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Acrongenomics Inc.
(A Development Stage Company)
Note s to the Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 6

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

2007

Expected dividend yield	0.0%
Expected volatility	263% - 214%
Risk-free Interest Rate	4.80% - 4.51%
Weighted average term in years	4.5
Weighted average fair value	$0.39

The expected volatility is calculated based on the Company’s historical share price and the expected term in years is calculated based on SAB 107.

Note 6	Commitments – Notes 5 and 7

By an agreement dated July 1, 2006, the Company agreed to pay $10,000 per month for management and operational services for offices in Geneva, Switzerland. The agreement is on a month-to-month basis and will renew on a monthly basis unless terminated by either party with 30 days prior notice.

By an agreement dated February 13, 2007, the Company will collaborate with a vendor to acquire the exclusive rights to commercialize certain technology relating to the analysis/diagnostic fields (BioLED Technology), contract the vendor to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay GBP3,450,000 (US$6,709,615) over 3 years (noted below) and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share. The options will vest at 25% and become exercisable, both on achievement of milestones as set out in the agreement and will be exercisable within a period of 5 years from the date of vesting. The estimated dates of the milestones are as follows: May 13, 2008, February 13, 2009, August 13, 2009 and February 13, 2010.

Acrongenomics Inc.
(A Development Stage Company)
Note s to the Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 7

Note 6	Commitments – Notes 5 and 7 – (cont’d)

Payment schedule:

Prior to December 31, 2006 (paid)	GBP 575,000	US$ 1,077,780
April, 2007 (GBP 530,000 paid)	GBP 575,000	US$ 1,128,438
October, 2007	GBP 575,000	US$ 1,128,438
April, 2008	GBP 575,000	US$ 1,128,438
October, 2008	GBP 575,000	US$ 1,128,438
April, 2009	GBP 575,000	US$ 1,128,438

	GBP 3,450,000	US$ 6,719,970

The term of the agreement is until August 13, 2009, unless terminated earlier or the Company extends the term.

The vendor also grants to the Company an exclusive, worldwide, perpetual licence to the intellectual property to develop and commercialize it, subject to the payment to the vendor of a royalty of 30% of gross receipts.

Note 7	Subsequent Events – Note 5

On April 23, 2007, the Company executed stock subscription agreements for private placements totalling 799,295 units at $1.10 per unit for total proceeds received of $879,224. Each unit consists of one common share of the Company and one-half common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at $1.50 until October 23, 2008.

PART II

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On May 8, 2007, the Company appointed Dr. Evan Manolis to the Board of Directors and Scientific Committee.

Dr. Manolis received his B.Sc. from University of Illinois at Chicago in 1987 and his M.D. in surgery from Southern Illinois University Medical School in 1991. He received extensive postgraduate training in general surgery internship and residency from the Medical College in Ohio. Dr. Manolis practices plastic surgery in Chicago and Orland Park, Illinois and has been in the profession for 16 years.

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

On March 8, 2007, Acrongenomics’ partner, Molecular Vision Ltd., successfully demonstrated their BioLED “Lab-on-a-Chip” Technology using their patented, organic semi conductor technology in a high sensitivity, small size, medical diagnostic device that took place at Imperial College in London, UK. The device demonstrated its technological capability to measure biomarkers with high sensitivity and at a low cost.

Acrongenomics and Molecular Vision believe that this technology is capable of further miniaturization along with large scale, low cost manufacturing, which will bring forward disposable, Point-of-Care diagnostic for large range markers.

On April 17, 2007 Acrongenomics was pleased to announce that its partner Molecular Vision had been successful in winning the £250,000 Royal Society Brian Mercer Award for Innovation 2007. This is a prestigious award from the UK’s Royal Society to develop low-cost, high throughput, reel to reel, manufacturing techniques for plastic electronics.

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

EMPLOYEES

The Company currently does not have any employees. Mr. Platon Tzouvalis, President and Mr. Manos Topoglidis, CTO are currently bound by consulting agreements dated October 1, 2006 which terminate March 31, 2007.The company is currently negotiating employment contracts for both Mr. Tzouvalis and Mr. Topoglidis. The company has one additional consultant..

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

Shares of our common stock are speculative, especially since we are in the development-stage of our new business. We operate in a volatile sector of business that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

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

Management and Administration Services

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

PLAN OF OPERATION

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

We have not generated any revenues and our operating activities have resulted in a loss of $158,142 for the three months ended March 31, 2007. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion. We estimate our expenses in the next twelve months will be approximately $3,600,000, generally falling in two major categories: research and development costs and general and administrative expenses.

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

However, we have been successful in attracting potential investors and shareholders through various private placements. This has allowed our company to meet all of our overhead obligations as well as maintaining our continuous pursuit to complete our product research and development. During the first quarter of 2007 we sold 460,909 common shares in various private placements for total gross proceeds of $335,000.

We incurred operating expenses in the amount of $158,142 for the three months ended March 31, 2007, compared with expenses of $364,484 the same period from the previous year. The operating expenses of $158,142 incurred during the three (3) months ended March 31, 2007 included, $30,000 for rent and management fees, nil for research and development, $9,282 for office expenses, travel, bank charges (net of interest income), transfer agents, and foreign exchange, nil for public relations, $47,136 for appraisals, accounting, auditing and legal fees, $47,400 for consultations, and $24,324 for stock-based compensation.

Financial Condition and Liquidity

We had cash on hand of $257,176 as at March 31, 2007, compared with $4,552 as at March 31, 2006. We had a working capital of $16,157 at March 31, 2007, compared to a working capital deficit of $185,025 as at March 31, 2006.

Our present cash reserves of $257,176 is only sufficient to meet our cash requirements for one or two months. We will have to raise additional funds from the private placement of our securities to meet our budgeted operating expenses of $3,600,000 for the next twelve months.

Subsequent to March 31, 2007, the Company sold 699,295 common shares @ $1.10 per share for total gross proceeds of $769,224, before any commission pay-outs and received another 100,000 share subscriptions @ $1.10 per share for a value of $110,000. Our cash on hand plus the proceeds from the sale of shares was required to fulfill the majority of our obligations under our Development Agreement with Molecular Vision. Prior to the filing of our quarterly 10-QSB for March 31, 2007, approximately $80,000 remained to be paid to Molecular Vision of the $1,128,438 required.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The first proposal to elect Platon Tzouvalis, Ronald Lizée and Dr. Manos Topoglidis as directors or our Company was passed by 99.9% of the votes cast by shareholders, or 8,144,242 common shares in favour of the resolution, 0 common shares against the resolution and 3,200 common shares abstaining from the resolution.

The second proposal to ratify the appointment of Amisano Hanson as the independent auditors of the Company was passed by 99.9% of the votes cast by shareholders, or 8,144,192 common shares in favour of the resolution, 3,200 common shares against the resolution and 50 common shares abstaining from the resolution.

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

ACRONGENOMICS, INC.

By:	/s/ Platon Tzouvalis, President
Platon Tzouvalis, President
(Principal Executive Officer)
Date: May 15, 2007

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Platon Tzouvalis, President
Platon Tzouvalis, President
(Principal Executive Officer)
Date: May 15, 2007

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2007