Form 10QSB/A
period 2007-03-31
ACRONGENOMICS INC
filed 2007-06-04
CIK 1104502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

14,612,366 common shares issued and outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

3

PART I

Item 1.	Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2007 and December 31, 2006

(Stated in US Dollars)

(Unaudited)

		March 31,	December 31,
ASSETS		2007	2006

Current
Cash		$ 257,176	$ 4,552

LIABILITIES

Current
Accounts payable and accrued liabilities– Note 3		$ 212,746	$ 161,304
Loans payable – Note 4		28,273	28,273

		241,019	189,577

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value – Notes 5, 6 and 7
100,000,000	shares authorized
14,612,366	shares issued (2006: 14,131,457)	14,612	14,131
Additional paid-in capital		10,874,387	10,475,544
Share subscriptions		-	40,000
Deficit accumulated during the development stage		(10,872,842)	(10,714,700)

		16,157	(185,025)

		$ 257,176	$ 4,552

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended March 31, 2007 and 2006 and

for the period August 17, 1999 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			1999 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Expenses
Accounting and audit fees – Note 3	$ 37,805	$ 47,989	$ 327,668
Amortization of patents	-	-	741,430
Appraisals	-	-	14,500
Bank charges	403	558	8,058
Consulting fees – Note 3	47,400	20,000	880,399
Foreign exchange (gain)	6	173	(735)
Legal fees - Note 3	9,331	26,979	241,495
Management fees	30,000	-	90,000
Office and miscellaneous	4,781	5,981	52,408
Public relations and donations	-	60,000	547,007
Rent - Note 3	-	6,000	36,000
Research and development – Note 3	-	200,000	6,681,969
Stock-based compensation	24,324	-	917,997
Telephone	-	-	2,399
Transfer agent and filing fees	-	1,000	25,244
Travel	4,098	5,234	123,007

Loss before the following:	(158,148)	(373,914)	(10,688,846)

Interest income	6	9,430	22,449
Write-down of patents	-	-	(8,004,447)

Loss from continuing operations	(158,142)	(364,484)	(18,670,844)
Loss from discontinued operations	-	-	(41,998)

Net loss for the period	$ (158,142)	$ (364,484)	$ (18,712,842)

Basic and diluted loss per share	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding	14,301,730	17,824,123

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2007 and 2006 and

for the period August 17, 1999 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			1999 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Loss from continuing operations	$ (158,142)	$ (364,484)	$(18,646,520)
Items not affecting cash:
Amortization	-	-	741,430
Shares issued for consulting fees	-	-	468,000
Stock-based compensation	24,324	-	917,997
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital item:
Accounts payable and accrued liabilities	51,442	(97,684)	212,746

Net cash used in operating activities	(82,376)	(462,168)	(8,326,224)

Cash Flows used in Investing Activity
Patents	-	-	(121,877)

Cash Flows provided by Financing Activities
Common stock issued for cash	335,000	-	8,348,695
Stock purchase warrants	-	-	370,307
Increase (decrease) in loan payable	-	-	28,273
Advances from/to discontinued operations of disposed subsidiary	-	-	(41,998)

Net cash provided by financing activities	335,000	-	8,705,277

Increase (decrease) in cash during the period	252,624	(462,168)	257,176

Cash, beginning of period	4,552	1,741,998	-

Cash, end of period	$ 257,176	$ 1,279,830	$ 257,176

Cash consists of:
Cash	$ 257,178	$269,577
Term deposit	-	1,020,253

	$ 257,178	$ 1,279,830

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 1999 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash	- at $0.001	5,000,000	$ 5,000	$ -	$ -	$ -	$ 5,000
	- at $0.01	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period		-	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999		10,000,000	10,000	45,000	-	(2,116)	52,884
Capital stock issued for cash	- at $0.20	100,000	100	19,900	-	-	20,000
Net loss for the year		-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000		10,100,000	10,100	64,900	-	(10,292)	64,708
Net loss for the year		-	-	-	-	(205)	(205)

Balance, December 31, 2001		10,100,000	10,100	64,900	-	(10,497)	64,503
Capital stock issued for cash	- at $0.20	15,000	15	2,985	-	-	3,000
Net loss for the year		-	-	-		(24,818)	(24,818)

Balance, December 31, 2002		10,115,000	10,115	67,885	-	(35,315)	42,685
Net loss for the year		-	-	-		(21,576)	(21,576)

Balance, December 31, 2003		10,115,000	10,115	67,885	-	(56,891)	21,109
Pursuant to the acquisition of patent
	- at $1.96	4,000,000	4,000	7,836,000	-	-	7,840,000
Capital stock issued for patent
commission	- at $1.96	400,000	400	783,600	-	-	784,000
Capital stock issued for cash	- at $1.00	420,000	420	419,580	-	-	420,000
Capital stock issued for commission
	- at $1.00	42,000	42	41,958	-	-	42,000
Less: commission		-	-	(42,000)	-	-	(42,000)
commission		-	-	(35,000)	-	-	(35,000)
Capital stock issued for cash	- at $2.30	100,000	100	229,900	-	-	230,000
	- at $2.30	437,956	438	1,006,861	-	-	1,007,299
Capital stock issued for commission		50,594	50	116,316	-	-	116,366
Less: commission		-	-	(116,366)	-	-	(116,366)
Capital contribution		-	-	6,000	-	-	6,000
Stock subscriptions		-	-	-	426,329	-	426,329
Net loss for the year		-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004		15,565,550	15,565	10,314,734	426,329	(1,920,267)	8,836,361

.../cont’d

Continued

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

from the period August 17, 1999 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

	- at $2.40	108,168	108	259,495	-	-	259,603
	- at $3.50	551,443	551	1,929,499	-	-	1,930,050
	- at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for commission	- at $4.00	81,337	82	325,266	-	-	325,348
Less: Commission		-	-	(325,348)	-	-	(325,348)
Commission		-	-	(24,900)	-	-	(24,900)
Common stock issued for cash pursuant to exercise of warrants
	- at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	364,000
Common stock issued for consulting services
	- at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing operations		-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Net loss from discontinued operations		-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares – Note 5		(4,000,000)	(4,000)	(7,836,000)	-	7,840,000	-
Stock-based compensation		-	-	529,673	-	-	529,673
Common stock issued for cash	- at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)

Balance, December 31, 2006		14,131,457	14,131	10,475,544	40,000	(10,714,700)	(185,025)
Common stock issued for cash	- at $0.50	220,000	220	109,780	(40,000)	-	70,000
	- at $1.10	90,909	91	99,909	-	-	100,000
	- at $1.10	150,000	150	164,850	-	-	165,000
Less: Commission		-	-	(15,000)	-	-	(15,000)
Capital stock issued for commission	- at $0.75	20,000	20	14,980	-	-	15,000
Stock-based compensation		-	-	24,324	-	-	24,324
Net loss for the year		-	-	-	-	(158,142)	(158,142)

Balance, March 31, 2007		14,612,366	$ 14,612	$ 10,874,387	$ -	$(10,872,842)	$ 16,157

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

The Company incurred the following charges with companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s president; the research and development expenditures were paid to a company in which a former officer and director of the Company is the spouse of the Company’s former president:

			August 17,
			1999 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Accounting fees	$ 10,600	$ 23,994	$ 152,182
Consulting fees	26,400	20,000	116,501
Legal fees	-	-	60,656
Rent	-	6,000	50,000
Research and development	-	200,000	5,604,189
Stock-based compensation	21,753	-	21,753

	$ 58,753	$ 249,994	$ 6,005,281

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

Date: June 4, 2007

By:	/s/ Ron Lizée

Ron Lizée, Chief Financial Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: June 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Platon Tzouvalis

Platon Tzouvalis, President

(Principal Executive Officer)

Date: June 4, 2007

By:	/s/ Ron Lizée

Ron Lizée, Chief Financial Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: June 4, 2007