Form 10QSB
period 2007-06-30
ACRONGENOMICS INC
filed 2007-08-16
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-49833

ACRONGENOMICS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2219285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14, Rue Kleberg, CH-1201 Geneva, Switzerland
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,431,661 common shares issued and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2007	2006

Current
Cash	$18,176	$4,552
Advance on agreement – Note 6	459,425	-

	$477,601	$4,552

LIABILITIES

Current
Accounts payable and accrued liabilities– Note 3	$258,356	$161,304
Loans payable – Note 4	28,273	28,273

	286,629	189,577

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value – Notes 5, 6 and 7
100,000,000 shares authorized
15,431,661 shares issued (2006: 14,131,457)	15,432	14,131
Additional paid-in capital	11,853,347	10,475,544
Share subscriptions	-	40,000
Deficit accumulated during the development stage	(11,677,807)	(10,714,700)

	190,972	(185,025)

	$477,601	$4,552

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2007 and 2006
and from August 17, 1999 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

					August 17,
					1999(Date of
	Three Months Ended		Six Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees – Note 3	$19,898	$22,397	$57,703	$70,386	$347,566
Amortization of patents	-	-	-	-	741,430
Appraisals	-	-	-	-	14,500
Bank charges	1,047	595	1,450	1,153	9,105
Consulting fees – Note 3	49,500	27,175	96,900	47,175	929,899
Foreign exchange (gain)	(1,067)	1,428	(1,061)	1,601	(1,802)
Legal fees - Note 3	7,480	24,614	16,811	51,593	248,975
Management Fee	30,000	-	60,000	-	120,000
Office and miscellaneous	3,358	115	8,139	6,096	60,501
Public relations and donation	-	60,000	-	120,000	547,007
Rent - Note 3	-	6,000	-	12,000	36,000
Research and development – Note 3	598,645	1,077,780	598,645	1,277,780	7,280,614
Stock-based compensation	91,677	529,673	116,001	529,673	1,009,674
– Notes 3 and 5
Telephone	-	-	-	-	2,399
Transfer agent and filing fees	2,078	-	2,078	1,000	22,587
Travel	2,485	9,484	6,583	14,718	125,492

Loss before the following	(805,101)	(1,759,261)	(963,249)	(2,133,175)	(11,493,947)

Interest income	136	7,549	142	16,979	22,585
Write-down of patents	-	-	-	-	(8,004,447)

Loss from continuing operations	(804,965)	(1,751,712)	(963,107)	(2,116,196)	(19,475,809)

Loss from discontinued operations	-	-	-	-	(41,998)

Net loss for the period	$(804,965)	$(1,751,712)	$(963,107)	$(2,116,196)	$(19,517,807)

Basic and diluted loss per share
– continuing operations	$(0.05)	$(0.11)	$(0.07)	$(0.13)

Weighted average shares outstanding	15,230,513	15,802,145	14,768,687	16,807,548

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2007 and 2006 and
for the period August 17, 1999 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999(Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007

Cash Flows used in Operating Activities
Loss from continuing operations	$(963,107)	$(2,116,196)	$(19,475,809)
Items not affecting cash:
Amortization	-	-	741,430
Shares issued for consulting fees	-	-	468,000
Stock-based compensation	116,001	529,673	1,009,674
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital item:
Advance on agreement	(459,425)	-	(459,425)
Accounts payable and accrued liabilities	97,052	(119,212)	258,356

Net cash used in operating activities	(1,209,479)	(1,705,735)	(9,453,327)

Cash Flows used in Investing Activity
Patents	-	-	(121,877)

Cash Flows provided by Financing Activities
Common stock issued for cash	1,223,103	-	9,236,798
Stock purchase warrants	-	-	370,307
Increase (decrease) in loan payable	-	-	28,273
Advances from/to discontinued operations of
disposed subsidiary	-	-	(41,998)

Net cash provided by financing activities	1,223,103	-	9,593,380

Increase (decrease) in cash during the period	13,624	(1,705,735)	18,176

Cash, beginning of period	4,552	1,741,998	-

Cash, end of period	$18,176	$36,263	$18,176

Non-cash Transaction – Note 8

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period August 17, 1999 (Date of Inception) to June 30, 2007
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

…/cont’d

SEE ACCOMPANYING NOTES

Continued
ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period August 17, 1999 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

Balance, December 31, 2003		10,115,000	10,115	67,885	-	(56,891)	21,109
Pursuant to the acquisition of patent	- at $1.96	4,000,000	4,000	7,836,000	-	-	7,840,000
Capital stock issued for patent commission	- at $1.96	400,000	400	783,600	-	-	784,000
Capital stock issued for cash	- at $1.00	420,000	420	419,580	-	-	420,000
Capital stock issued for commission	- at $1.00	42,000	42	41,958	-	-	42,000
Less: commission		-	-	(42,000)	-	-	(42,000)
commission		-	-	(35,000)	-	-	(35,000)
Capital stock issued for cash	- at $2.30	537,956	538	1,236,761	-	-	1,237,299
Capital stock issued for commission		50,594	50	116,316	-	-	116,366
Less: commission		-	-	(116,366)	-	-	(116,366)
Capital contribution		-	-	6,000	-	-	6,000
Stock subscriptions		-	-	-	426,329	-	426,329
Net loss for the year		-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004		15,565,550	15,565	10,314,734	426,329	(1,920,267)	8,836,361
Common stock issued for cash	- at $2.30	72,500	73	166,677	-	-	166,750
	- at $2.40	108,168	108	259,495	-	-	259,603
	- at $3.50	551,443	551	1,929,499	-	-	1,930,050
	- at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for commission	- at $4.00	81,337	82	325,266	-	-	325,348
Less: commission		-	-	(325,348)	-	-	(325,348)
commission		-	-	(24,900)	-	-	(24,900)
Common stock issued for cash pursuant to exercise of
warrants	- at $1.00	420,000	420	419,580	-	-	420,000

…/cont’d

SEE ACCOMPANYING NOTES

Continued
ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
from the period August 17, 1999 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

Stock-based compensation		-	-	364,000	-	-	364,000
Common stock issued for consulting services	- at $4.68	100,000	10 0	467,900	-	-	468,000
Net loss from continuing operations		-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Net loss from discontinued operations		-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares – Note 5		(4,000,000)	(4,000)	(7,836,000)	-	7,840,000	-
Stock-based compensation		-	-	529,673	-	-	529,673
Common stock issued for cash - at $0.75		317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-		(2,480,288)	(2,480,288)

Balance, December 31, 2006		14,131,457	14,131	10,475,544	40,000	(10,714,700)	(185,025)
Common stock issued for cash	- at $0.50	220,000	220	109,780	(40,000)	-	70,000
	- at $1.10	1,060,204	1,061	1,165,164	-	-	1,166,225
Less: Commission		-	-	(15,000)	-	-	(15,000)
Capital stock issued for commission	- at $0.75	20,000	2	14,980	-	-	15,000
Less: commission		-	-	(13,122)	-	-	(13,122)
Stock-based compensation		-	-	116,001	-	-	116,001
Net loss for the period		-	-	-	-	(963,107)	(963,107)

Balance, June 30, 2007		15,431,661	$15,432	$11,853,347	$-	$(11,677,807)	$(190,972)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006 annual financial statements.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage. The Company’s business is research and development in the field of life science including BioLED technology.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $11,677,807 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available (Note 7).

Note 3	Related Party Transactions – Note 5

The Company incurred the following charges with companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s former president; the research and development expenditures were paid to a company in which a former officer and director of the Company is the spouse of the Company’s former president:

					August 17,
					1999(Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Accounting fees	$9,898	$13,737	$20,498	$37,731	$162,080
Consulting fees	34,500	-	60,900	20,000	151,001
Legal fees	-	-	-	-	60,656
Rent	-	6,000	-	12,000	36,000
Research and development	-	-	-	200,000	5,604,189
Stock-based compensation	86,802	-	108,555	-	108,555

	$131,200	$19,737	$189,953	$269,731	$6,122,481

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at June 30, 2007 includes $81,286 (December 31, 2006: $71,779) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president.

Note 4	Loans Payable

Loans payable are unsecured, non-interest bearing and has no specific terms for repayment.

Note 5	Capital Stock – Notes 6 and 7

Commitments

Share Purchase Warrants

At June 30, 2007, there are 957,437 (December 31, 2006: 737,334) share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held.

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at June 30, 2007:

Number Outstanding
and Exercisable	Exercise Price	Expiry Date

84,000	$ 1.50	September 15, 2007
233,334	$ 1.50	October 31, 2007
110,000	$ 1.00	February 12, 2008
45,455	$ 2.00	September 5, 2008
75,000	$ 1.50	March 23, 2008
374,648	$ 1.50	October 23, 2008
35,000	$ 1.50	October 27, 2008

957,437

On May 7, 2007, 420,000 warrants expired without being exercised.

A summary of changes in the Company’s share purchase warrants for the six months ended June 30, 2007 and the year ended December 31, 2006 is presented below:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	737,334	$ 1.33	520,000	$ 1.36
Granted	640,103	$ 1.45	317,334	$ 1.50
Expired	(420,000)	$ 1.20	(100,000)	$ 2.30

Outstanding, end of period	957,437	$ 1.47	737,334	$ 1.33

Share Purchase Options

As at June 30, 2007, there are 3,700,000 (December 31, 2006: 400,000) share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held. The following table summarizes the stock options outstanding as at June 30, 2007:

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

Number Outstanding	Exercise Price	Expiry Date

200,000	$ 3.00	August 31, 2007
200,000	$ 2.50	May 3, 2016
600,000	$ 1.00	March 12, 2012
700,000	$ 0.50	February 12, 2017
* 2,000,000	$ 0.50	5 years upon reaching
certain milestones
3,700,000

*

The vesting of 2,000,000 options granted are contingent upon the performance milestones which have not yet been achieved as at June 30, 2007, therefore, no compensation has been recorded on these options (Note 6).

A summary of changes in the Company’s stock options for the six months ended June 30, 2007 and the year ended December 31, 2006 is presented below:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of year	400,000	$ 2.75	200,000	$ 3.00
Granted	3,300,000	$ 0.59	200,000	$ 2.50

Outstanding, end of period	3,700,000	$ 0.82	400,000	$ 2.75

Exercisable, end of period	400,000		400,000

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The unvested options will only vest and be exercisable at a future date and/or upon specific milestones being reached as follows:

Options	Vesting Date
175,000	Aug 12/07
175,000	Feb 12/08
175,000	Aug 12/08
175,000	Feb 12/09
700,000
2,000,000	Vest at 50% upon reaching certain milestones
300,000	Sept 22/07
300,000	Mar 22/08
600,000
3,300,000

During the six months ended June 30, 2007, the Company granted directors, consultant and officers 1,300,000 stock options with a total fair value of $507,000 (no compensation expense has been recorded for the 2,000,000 options granted as their vesting is contingent upon performance). As the stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the period was $116,001.

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

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

2007

Expected dividend yield	0.0%
Expected volatility	263-214%
Risk-free Interest Rate	4.80-4.51%
Weighted average term in years	4.5
Weighted average fair value	$0.39

The expected volatility is calculated based on the Company’s historical share price and the expected term in years is calculated based on SAB 107.

Note 6	Commitments – Notes 5 and 7

a)

By an agreement dated July 1, 2006, the Company agreed to pay $10,000 per month for management and operational services for offices in Geneva, Switzerland. The agreement is on a month-to-month basis and will renew on a monthly basis unless terminated by either party with 30 days prior notice.

b)

By an agreement dated February 13, 2007 and amended May 23, 2007, the Company will collaborate with a vendor to acquire the exclusive rights to commercialize certain technology relating to the analysis/diagnostic fields (BioLED Technology), contract the vendor to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay GBP2,325,000 (US$4,658,417) (this sum is in addition to the GBP575,000 previously paid under the February 13, 2007 agreement) over 3 years (noted below) and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share. The options will vest at 50% per milestone and will be exercisable within a period of 5 years from the date of vesting. The estimated dates of the milestones are August 23, 2008 and November 23, 2009.

Note 6	Commitments – Notes 5 and 7 – (cont’d)

b)	– (cont’d)

Payment schedule:

	GBP	US$

May 2007 (paid)	300,000	598,645
September 2007	550,000	1,101,991
March 2008	325,000	651,177
October 2008	575,000	1,152,082
April 2009	575,000	1,152082

	2,325,000	4,115,977

The term of the agreement is until November 23, 2009, unless terminated earlier or the Company extends the term.

The vendor also grants to the Company an exclusive, worldwide, perpetual license to the intellectual property to develop and commercialize it, subject to the payment to the vendor of a royalty of 30% of gross receipts.

As at June 30, 2007, the Company has advanced $459,425 (GBP230,000) as a deposit against the September 2007 payment.

c)

On April 1, 2007, the Company entered into an agreement with a director of the Company to serve as President and Chief Operating Officer at $7,000 per month. The agreement is for three years ending March 31, 2010.

d)

On April 1, 2007, the Company entered into an agreement with a director of the Company to service as Chief Technology Officer at $4,500 per month. The agreement is for three years ending March 31, 2010.

Note 7	Subsequent Events

On July 12, 2007, the Board of Directors for the Company approved a private placement of up to $550,000 by offering up to 500,000 common shares at $1.10 per share. As at August 7, 2007, 20,000 common shares were issued pursuant to this private placement.

On July 31, 2007, the Company issued 250,000 units at $0.80 per unit with each unit consisting of one common share and one common share purchase warrant for total proceeds of $200,000. Each warrant entitles the holder the right to acquire one common share at $1.25 per share. The warrants expire in one year from closing.

Note 8	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the six months ended June 30, 2007, the Company issued 220,000 common shares at $0.50 per share. Proceeds received as at December 31, 2006 and recorded as share subscriptions in the amount of $40,000 have been utilized for this share issuance.

This transaction has been excluded from the statements of cash flows.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Acrongenomics” means Acrongenomics, Inc., unless otherwise indicated.

OVERVIEW

We were incorporated under the laws of the State of Nevada on August 17, 1999 under the name Cellway Ventures Inc. On February 25, 2004, we changed our name to “Acrongenomics, Inc.”

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

In early 2006, our Board of Directors decided that to devote 100% of our company’s attention and efforts on a single project such as the molecular diagnostic technology platform for the next two to three years would involve too much risk and market exposure. Therefore, it was necessary for our company to diversify its research activities. On February 13, 2006, after the resignation of Dr. Leftheris Georgakopoulos, we entered into an agreement with him, for the return of the 4,000,000 shares of our common stock in exchange for a royalty of fifty percent (50%) over any revenue that we would generate from any future products based on certain patents regarding the molecular diagnostic technology platforms.

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

On October 5, 2006, Mr. Platon Tzouvalis MSc., Vice President of our company was appointed as President, replacing Mr. Constantine Poulios, who had resigned from our company to pursue other opportunities.

On May 8, 2007, we appointed Dr. Evan Manolis to our Board of Directors and Scientific Committee.

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

On February 13, 2007, we entered into a Development Agreement with Molecular Vision Ltd. This agreement replaces the Development Agreement entered into on May 22, 2006. The replacement agreement extends terms for payments and amends various other terms. The replacement agreement also re-prices the exercise price of 2,000,000 options granted to Molecular Vision Ltd. from $2.00 to $0.50.

On May 23, 2007, we entered into a Development Agreement with Molecular Vision Ltd. This agreement replaces the Development Agreement entered into on February 13, 2007. The replacement agreement reduces the total payments due to Molecular Vision by £550,000 to a total of £2,325,000 and removes the “STD Field” and “Substance of Abuse Field” from the Fields of Development.

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

On April 17, 2007 we announced that our partner, Molecular Vision, had been successful in winning the £250,000 Royal Society Brian Mercer Award for Innovation 2007. This is a prestigious award from the UK’s Royal Society to develop low-cost, high throughput, reel to reel, manufacturing techniques for plastic electronics.

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

Market Potential

Following a primary market research, a number of potential Point-of-Care diagnostic device applications were evaluated in terms of feasibility, market needs, generating revenue, market growth rate and competition. Among these, two disease areas were chosen to be our primary targets for BioLED device development. These Point-of-Care testing devices will enable on-the-spot quantitative and qualitative diagnosis from a few drops of blood, urine for:

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

STATUS OF PRODUCT

On March 8, 2007, a demonstrator device was presented at Imperial College in London, using MVL's patented, organic semiconductor technology in a high sensitivity, small size, medical diagnostic device.

The device demonstrated its technological capability to measure biomarkers with high sensitivity and at low cost.

We are continuing to work with Molecular Vision Limited to develop the prototype Point-of-Care testing device for diabetes management and Cardiovascular testing. In this regard, we plan to begin evaluation and selection of the appropriate assays. Presently we are working with Molecular Vision and Pearson Matthews and hopefuly by the end of fall 2007 we will fabricate our final prototype Point-of-Care device which will be used for the detection of albumin and creatinine in urine, as well as the detection of myoglobin first in solution and then in whole blood. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration (FDA) for approval.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not yet have any customers or customer contracts. We intend to have many customers and do not anticipate any dependence on one or more customers.

EMPLOYEES

The Company currently has two employees. Mr. Platon Tzouvalis, President and Mr. Manos Topoglidis, CTO are currently bound by three year employment agreements commencing April 1, 2007. The company has one additional consultant.

DESCRIPTION OF PROPERTY

Our head office is located at 14, Rue Kleberg, CH-1201 Geneva, Switzerland. Our telephone number is 41 22 71 65 300.

On July 1, 2006, we entered into a management agreement with CASAD Sarl for office space and administration services for our corporate headquarters in Geneva Switzerland. We currently occupy approximately 1500 sq. feet on a month to month basis for a fee of $10,000 per month.

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

Our company has a limited operating history in our current business of developing Point-of-Care testing devices based on our proprietary BioLED Technology and must be considered in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop our BioLED Technology and commercialise our future Point-of-Care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our financial statements for the year ended December 31, 2006.

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

We are engaged in the business of the development of BioLED Technology, combining microfluidics and polymer Light Emitting Diodes (pLED) for use in future Point-of-Care diagnostic devices. On May 22, 2006, we entered into a joint development agreement with Molecular Vision Limited to acquire the exclusive rights to develop and commercialize the BioLED Technology in the medical fields of diabetes management, cardiac diseases, sexually transmitted diseases and substances of abuse. Under the Joint Development Agreement, Molecular Vision Limited will continue to use reasonable endeavours to conduct research projects to further advance and develop the BioLED Technology. In exchange for the research and development activities carried out by Molecular Vision Limited, we will pay Molecular Vision Limited the amount of £3,450,000 over the next 3 years as well as 30% of all gross revenue that we will receive from any future sale/license of the developed Point-of-Care testing devices. On February 13, 2007 we entered into a Development Agreement with Molecular Vision Ltd.. This agreement replaces the Development Agreement entered into on May 22, 2006. The replacement agreement extends terms for payments and amends various other terms. The replacement agreement also re-prices the exercise price of 2,000,000 options granted to Molecular Vision Ltd. from $2.00 to $0.50. On May 23,2007 we entered into a Development Agreement with Molecular Vision Ltd. This agreement replaces the agreement dated February 13, 2007. The replacement agreement reduces the total obligation payable to Molecular Vision by £550,000 over the term and eliminates the “STD Field” and “Substance of Abuse Field” from the fields of development.

Over the next twelve months, we intend to work with Molecular Vision Limited to begin setting up the prototype Point-of-Care testing device for diabetes management and Cardiovascular testing. In this regard, we plan to begin evaluation and selection of the appropriate assays. Presently we are working with Molecular Vision and Pearson Matthews and hopefuly by the end of fall 2007 we will fabricate our final prototype Point-of-Care device which will be used for the detection of albumin and creatinine in urine, as well as the detection of myoglobin first in solution and then in whole blood. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration (FDA) for approval.

We have not generated any revenues and our operating activities have resulted in a loss of $963,249 for the six months ended June 30, 2007. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion. We estimate our expenses in the next twelve months will be approximately $2,850,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,750,000. We will make payments to Molecular Vision Limited as required under the Development Agreement for Molecular Vision Limited to carry out the research and development projects we have outlined for the next twelve months.

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

Three months ended June 30, 2007 compared to three months ended June 30, 2007

We incurred operating expenses in the amount of $804,965 for the three months ended June 30, 2007, compared with expenses of $1,751,712 the same period from the previous year. The operating expenses of $804,965 incurred during the three months ended June 30, 2007 included, $30,000 for rent and management fees, $598,645 for research and development, $7,898 for office expenses, travel, bank charges (net of interest income), transfer agents, and foreign exchange, $Nil for public relations, $27,378 for appraisals, accounting, auditing and legal fees, $49,500 for consultations, and $Nil for stock-based compensation.

Six months ended June 30, 2007 compared to six months ended June 30, 2007

We incurred operating expenses in the amount of $963,249 for the six months ended June 30, 2007, compared with expenses of $2,116,196 the same period from the previous year. The operating expenses of $963,249 incurred during the six months ended June 30, 2007 included, $60,000 for rent and management fees, $598,645 for research and development, $17,186 for office expenses, travel, bank charges (net of interest income), transfer agents, and foreign exchange, $Nil for public relations, $74,514 for appraisals, accounting, auditing and legal fees, $96,900 for consultations, and $24,324 for stock-based compensation.

Financial Condition and Liquidity

We had cash on hand of $18,176 and an Advance of agreement of $459,425 at June 30, 2007, compared with $4,552 as at December 31, 2006. We had a working capital of $190,972 at June 30, 2007, compared to a working capital deficit of $185,025 as at December 31, 2006.

Our present cash reserves of $18,177 and Advance of agreement of $459,425 is only sufficient to meet our cash requirements for one or two months. We will have to raise additional funds from the private placement of our securities to meet our budgeted operating expenses of $2,850,000 for the next twelve months.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company’s chief financial officer. Based upon that evaluation, our company's president and our chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president, chief executive officer, secretary and treasurer as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 5. Other Information

None.

Item 6. EXHIBITS.

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
Platon Tzouvalis
(Principal Executive Officer)
August 15, 2007

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
August 15, 2007