Form 10QSB
period 2007-09-30
ACRONGENOMICS INC
filed 2007-11-14
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

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

17.203.251 common shares issued and outstanding as of November 2, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1.                     Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Current
Cash	$19,365	$4,552
Amount receivable	4,015	-
Share subscriptions receivable – Note 5	51,700	-

	$75,080	$4,552

LIABILITIES

Current
Accounts payable and accrued liabilities– Notes 3 and 6	$527,405	$161,304
Loans payable – Note 4	1,000	28,273

	528,405	189,577

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value – Notes 5, 6 and 7
100,000,000 shares authorized
17,013,251 shares issued (2006: 14,131,457)	17,013	14,131
Additional paid-in capital	13,308,345	10,475,544
Share subscriptions (receivable)	(3,300)	40,000
Deficit accumulated during the development stage	(13,775,383)	(10,714,700)

	(453,325)	(185,025)

	$75,080	$4,552

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2007 and 2006 and from August 17, 1999 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

					August 17,
					1999 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	September 30,		September 30,		Sept 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees – Note 3	$26,321	$24,492	$84,024	$94,878	$373,887
Amortization of patents	-	-	-	-	741,430
Appraisals and business plan	24,731	-	24,731	-	39,231
Bank charges	1,542	361	2,992	1,514	10,647
Consulting fees – Note 3	49,500	27,032	146,400	74,207	979,399
Foreign exchange (gain)	(228)	111	(1,289)	1,712	(2,030)
Legal fees - Note 3	2,435	17,837	19,246	69,430	251,410
Management fees – Note 3	675,000	30,000	735,000	30,000	795,000
Office and miscellaneous	1,770	19,945	9,909	26,041	62,271
Public relations and donation (recovery)	-	(20,000)	-	100,000	547,007
Rent - Note 3	-	-	-	12,000	36,000
Research and development – Note 3	1,157,109	613,313	1,755,754	1,891,093	8,437,723
Stock-based compensation – Notes 3 and 5	115,774	-	231,775	529,673	1,125,448
Telephone	-	-	-	-	2,399
Transfer agent and filing fees	2,178	2,988	4,256	3,988	24,765
Travel	41,720	43,533	48,303	58,251	167,212

Loss before the following	(2,097,852)	(759,612)	(3,061,101)	(2,892,787)	(13,591,799)

Interest income	276	-	418	16,979	22,861
Write-down of patents	-	-	-	-	(8,004,447)

Loss from continuing operations	(2,097,576)	(759,612)	(3,060,683)	(2,875,808)	(21,573,385)

Loss from discontinued operations	-	-	-	-	(41,998)

Net loss for the period	$(2,097,576)	$(759,612)	$(3,060,683)	$(2,875,808)	$(21,615,383)

Basic and diluted loss per share
– continuing operations	$(0.13)	$(0.05)	$(0.20)	$(0.18)

Weighted average shares outstanding	16,064,359	13,839,427	15,205,324	15,807,302

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2007 and 2006 and
for the period August 17, 1999 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Nine months ended		Inception) to
	September 30,		Sept 30,
	2007	2006	2007

Cash Flows used in Operating Activities
Loss from continuing operations	$(3,060,683)	$(2,875,808)	$(21,573,385)
Items not affecting cash:
Amortization	-	-	741,430
Shares issued for consulting fees	-	-	468,000
Stock-based compensation	231,775	529,673	1,125,448
Shares issued for management bonus	645,000	-	645,000
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Amount receivable	(4,015)	-	(4,015)
Prepaid expense	-	(6,300)	-
Accounts payable and accrued liabilities	366,101	541,282	527,405

Net cash used in operating activities	(1,821,822)	(1,811,153)	(10,065,670)

Cash Flows used in Investing Activity
Patents	-	-	(121,877)

Cash Flows provided by Financing Activities
Common stock issued for cash	1,863,908	88,000	9,877,603
Stock purchase warrants	-	-	370,307
Increase (decrease) in loans payable	(27,273)	27,273	1,000
Advances from/to discontinued operations of
disposed subsidiary	-	-	(41,998)

Net cash provided by financing activities	1,836,635	115,273	10,206,912

Increase (decrease) in cash during the period	14,813	(1,695,880)	19,365

Cash, beginning of period	4,552	1,741,998	-

Cash, end of period	$19,365	$46,118	$19,365

Non-cash Transaction – Note 8

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
from the period August 17, 1999 (Date of Inception) to September 30, 2007
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

Continued
ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
from the period August 17, 1999 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

						Deficit
			Common Stock			Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

Stock-based compensation		-	-	364,000	-	-	364,000
Common stock issued for consulting	- at $4.68	100,000	100	467,900	-	-	468,000
services
Net loss from continuing operations		-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from subsidiary on		-	-	(6,000)	-	-	(6,000)
disposition
Net loss from discontinued operations		-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares		(4,000,000)	(4,000)	(7,836,000)	-	7,840,000	-
Stock-based compensation		-	-	529,673	-	-	529,673
Common stock issued for cash	- at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)

Balance, December 31, 2006		14,131,457	14,131	10,475,544	40,000	(10,714,700)	(185,025)
Common stock issued for cash	- at $0.50	220,000	220	109,780	(40,000)	-	70,000
	- at $0.80	250,000	250	199,750	-	-	200,000
	- at $1.10	1,535,704	1,535	1,687,739	(55,000)	-	1,634,274
Common stock issued for commission	- at $0.50	22,000	22	10,978	-	-	11,000
	- at $0.75	20,000	20	14,980	-	-	15,000
	- at $1.10	84,090	85	92,416	-	-	92,501
Less: commission – shares		-	-	(118,501)	-	-	(118,501)
Less: commission – cash		-	-	(40,366)	-		(40,366)
Common shares issued for signing bonus	- at $0.86	750,000	750	644,250	-	-	645,000
Stock-based compensation		-	-	231,775	-	-	231,775
Net loss for the period		-	-	-	-	(3,060,683)	(3,060,683)

Balance, September 30, 2007		17,013,251	$17,013	$13,308,345	$(55,000)	$(13,775,383)	$(505,025)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006 annual financial statements.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage. The Company’s business is research and development in the field of life science including BioLED technology.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $13,775,383 since its inception, has a working capital deficiency of $505,025 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available (Note 7).

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

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 3	Related Party Transactions – (cont’d)

					August 17,
					1999 (Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		Sept 30,
	2007	2006	2007	2006	2007

Accounting fees	$17,696	$14,217	$38,194	$51,948	$179,776
Consulting fees	34,500	-	95,400	20,000	185,501
Legal fees	-	-	-	-	60,656
Management fees	645,000	-	645,000	-	645,000
Rent	-	-	-	12,000	36,000
Research and development	-	-	-	200,000	5,604,189
Stock-based compensation	108,277	-	216,832	-	216,832

	$805,473	$14,217	$995,426	$283,948	$6,927,954

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at September 30, 2007 includes $62,207 (December 31, 2006: $71,779) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president.

Note 4	Loans Payable

Loans payable are unsecured, non-interest bearing and has no specific terms for repayment.

Note 5	Capital Stock – Notes 6 and 7

Commitments

Share Purchase Warrants

At September 30, 2007, there are 1,433,937 (December 31, 2006: 737,334) share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held.

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at September 30, 2007:

Number Outstanding
and Exercisable	Exercise Price	Expiry Date

233,334	$ 1.50	October 31, 2007
110,000	$ 1.00	February 12, 2008
45,455	$ 2.00	September 5, 2008
75,000	$ 1.50	March 23, 2008
374,648	$ 1.50	October 23, 2008
35,000	$ 1.50	October 27, 2008
250,000	$ 1.25	July 31, 2008
145,500	$ 1.25	July 31, 2008
165,000	$ 1.50	February 28, 2009

1,433,937	$ 1.41

On May 7, 2007, 420,000 warrants expired without being exercised, on September 15, 2007, 84,000 warrants expired without being exercised and on October 31, 2007, 233,334 warrants expired without being exercised.

A summary of changes in the Company’s share purchase warrants for the nine months ended September 30, 2007 and the year ended December 31, 2006 is presented below:

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	737,334	$1.33	520,000	$1.36
Granted	1,200,603	$1.39	317,334	$1.50
Expired	(504,000)	$1.25	(100,000)	$2.30

Outstanding and exercisable,
end of period	1,433,937	$1.41	737,334	$1.33

Share Subscriptions Receivable

At September 30, 2007, the Company had share subscriptions receivable totaling $55,000 with respect to the issuance of 475,500 common shares at $1.10 per share. Subsequent to September 30, 2007, the Company received $51,700.

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Options

As at September 30, 2007, there are 3,500,000 (December 31, 2006: 400,000) share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held. The following table summarizes the stock options outstanding as at September 30, 2007:

Number Outstanding	Exercise Price	Expiry Date

200,000	$ 2.50	May 3, 2016
600,000	$ 1.00	March 12, 2012
700,000	$ 0.50	February 12, 2017
* 2,000,000	$ 0.50	5 years upon reaching
certain milestones
3,500,000

*

The vesting of 2,000,000 options granted are contingent upon the performance milestones which have not yet been achieved as at September 30, 2007, therefore, no compensation has been recorded on these options (Note 6).

On August 31, 2007, 200,000 options expired without being exercised.

A summary of changes in the Company’s stock options for the nine months ended September 30, 2007 and the year ended December 31, 2006 is presented below:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of year	400,000	$2.75	200,000	$3.00
Granted	3,300,000	$0.59	200,000	$2.50
Expired	(200,000)	$3.00	-	-

Outstanding, end of period	3,500,000	$0.70	400,000	$2.75

Exercisable, end of period	675,000	$0.57	400,000	$2.75

The weighted average contractual life remaining of all stock options granted is 7.30 years.

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The unvested options will only vest and be exercisable at a future date and/or upon specific milestones being reached as follows:

Options	Vesting Date

175,000	Feb 12/08
175,000	Aug 12/08
175,000	Feb 12/09

525,000

2,000,000	Vest at 50% upon reaching certain milestones

300,000	Mar 22/08

2,825,000

During the nine months ended September 30, 2007, the Company granted a consultant and directors and officers of the Company 1,300,000 stock options with a total fair value of $507,000 (no compensation expense has been recorded for the 2,000,000 options granted as their vesting is contingent upon performance). As the stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the period was $231,775.

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
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 6	Commitments – Notes 5 and 7

a)

By an agreement dated July 1, 2006, the Company agreed to pay $10,000 per month for management and operational services for offices in Geneva, Switzerland. The agreement is on a month-to-month basis and will renew on a monthly basis unless terminated by either party with 30 days prior notice.

b)

By an agreement dated February 13, 2007 and amended May 23, 2007, the Company will collaborate with Molecular Vision Ltd. (“Molecular”), a UK company, to acquire the exclusive rights to commercialize certain technology relating to the analysis/diagnostic fields (BioLED Technology), contract Molecular to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay GBP2,325,000 (US$4,745,237) (this sum is in addition to the GBP575,000 previously paid under the February 13, 2007 agreement) over 3 years (noted below) and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share. The options will vest at 50% per milestone and will be exercisable within a period of 5 years from the date of vesting. The estimated dates of the milestones are August 23, 2008 and November 23, 2009.

Payment schedule:

	GBP £	US$

May 2007 (paid)	300,000	598,645
September 2007 (£405,000 paid)	550,000	1,126,235
March 2008	325,000	665,503
October 2008	575,000	1,177,427
April 2009	575,000	1,177,427

	2,325,000	4,745,237

The term of the agreement is until November 23, 2009, unless terminated earlier or the Company extends the term.

Molecular also grants to the Company an exclusive, worldwide, perpetual license to the intellectual property to develop and commercialize it, subject to the payment to the vendor of a royalty of 30% of gross receipts.

As at September 30, 2007, the Company has $295,655 (GBP145,000) as an amount payable against the September 2007 payment.

By a Heads of Terms agreement (“Agreement”) dated in November 2007, the Company has proposed to acquire 100% of the share capital of Molecular for consideration to be payable in cash and common shares of the Company. Molecular specializes in the development of miniaturized Point of Care medical diagnostic devices. The number of common shares to be issued by the Company will be calculated based on the lesser of $1.25 per share and the lesser of the average of the closing mid-market price of the Company on the day prior to the completion and the previous four trading days. Under the terms of the Agreement, the payment schedule noted above will be amended. The Agreement, which is non-binding, is subject to the completion of due diligence and regulatory approval. The completion of the acquisition is intended to take place by February 28, 2008.

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

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 6	Commitments – Notes 5 and 7 - (cont’d)

e)

On September 3, 2007, the Company entered into an agreement with a director of the Company to provide services as Chief Executive Officer (“CEO”). The agreement is for three years ending September 3, 2010. According to the terms of the agreement, the CEO will receive 750,000 common shares of the Company as a signing bonus and will be entitled to receive an additional 1,750,000 common shares as performance bonuses. As at September 30, 2007, 750,000 common shares were issued to the CEO valued at $645,000.

Note 7	Subsequent Events – Notes 5 and 6

On September 19, 2007, the Board of Directors for the Company approved a private placement of up to $5,000,000 by offering up to 4,545,455 units at $1.10 per unit. Each unit consists of one common share and one-half share purchase warrant. Each warrant entitles the holder to purchase one common share at $1.50 per share for a period of 18 months. As at September 30, 2007 no funds were received and no shares were issued. Subsequent to September 30, 2007, 190,000 common shares were issued pursuant to this private placement for proceeds of $209,000.

Note 8	Non-cash Transaction – Note 5

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the nine months ended September 30, 2007, the Company issued 220,000 common shares at $0.50 per share. Proceeds for this issuance were received as at December 31, 2006 and recorded as share subscriptions in the amount of $40,000. During the nine months ended September 30, 2007, these proceeds have been utilized for this share issuance.

This transaction has been excluded from the statements of cash flows.

Note 9	Comparative Figures

Certain of the comparative figures for the nine months ended September 30, 2006 have been reclassified to conform with the presentation used in the current period.

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

OVERVIEW

We were incorporated under the laws of the State of Nevada on August 17, 1999 under the name Cellway Ventures Inc. On February 25, 2004, we changed our name to “Acrongenomics, Inc.”.

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

On February 14, 2006 Mr. Constantine Poulios was appointed as President. Mr. Poulios had been serving as a member of our Board of Directors and as a Vice President since July 6, 2004. As of the same date, Mr Platon Tzouvalis, MSc., was also appointed as Vice President and as a member of our Board of Directors. On February 24, 2006, Dr. Manos Topoglidis was appointed as the Chief Technology Officer, a member of our Board of Directors and as a member of our Scientific Advisory Board.

On October 5, 2006, Mr. Platon Tzouvalis MSc., Vice President of our company was appointed as President, replacing Mr. Constantine Poulios, who had resigned from our company to pursue other opportunities.

On May 8, 2007, we appointed Dr. Evan Manolis to our Board of Directors and Scientific Committee.

As of September 3, 2007 we appointed Dr. Dimitris Goundis as our Chief Executive Officer.

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

On March 8, 2007, Molecular Vision Ltd., successfully demonstrated its BioLED “Lab-on-a-Chip” Technology using their patented, organic semi conductor technology in a high sensitivity, small size, medical diagnostic device that took place at Imperial College in London, UK. The device demonstrated its technological capability to measure biomarkers with high sensitivity and at a low cost.

Acrongenomics and Molecular Vision believe that this technology is capable of further miniaturization and along with large scale, low cost manufacturing, will bring forward disposable, Point-of-Care diagnostic for large range markers.

On April 17, 2007 we announced that Molecular Vision Ltd.. had been successful in winning the £250,000 Royal Society Brian Mercer Award for Innovation 2007. This is a prestigious award from the UK’s Royal Society to develop low-cost, high throughput, reel to reel, manufacturing techniques for plastic electronics.

On May 23, 2007, we entered into a Development Agreement with Molecular Vision Ltd. This agreement replaced the Development Agreement entered into on February 13, 2007. The replacement agreement reduces the total payments due to Molecular Vision by £550,000 to a total of £2,325,000 and removes the “STD Field” and “Substance of Abuse Field from the Fields of Development.

On October 11, 2007 the company demonstrated the successful implementation of a fully functional, portable medical diagnostic demonstrator of their Lab-on-a-Chip technology. The demonstrator employs patented, organic semiconductor technology in a high sensitivity, handheld, medical diagnostic device. The successful presentation of the demonstrator device took place at Imperial College in London, UK.

BioLED Technology

We are developing the BioLED Technology in order to meet a great market demand in the medical diagnostics, biosensors and analytical instrumentation market sector by providing miniaturized chemical and biological detectors with high sensitivity and functionality at low cost. Terms such as “Lab-on-a-Chip” or “Point-of-Care Testing” (POCT) describe the concept of having specialized, light weight, readily portable and easy to use devices to perform complex biological tests at the site where they are most needed. Traditionally, most of the complex biological tests require specialized laboratories equipped with bulky, expensive equipment and highly trained personnel.

By combining the microfluidic technology with the pLED/OLED (Organic Light Emitting Diodes), we believe that BioLED Technology will offer medical devices at the Point Of Care level that will allow the quantitative and qualitative analysis of medical conditions with high sensitivity and functionality at low cost.

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

With our current Point-of-Care testing device based on the BioLED Technology, reagents of an assay can be mixed with the body fluid (blood, urine) through the microfluidic network. The resulting mixture will be excited by the integrated, battery driven pLED and the resulting light-signal will be detected by the integrated photodetector, which will generate an electrical readout.

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

On October 11, 2007 the company demonstrated the successful implementation of a fully functional, portable medical diagnostic demonstrator of their Lab-on-a-Chip technology. The demonstrator employs patented, organic semiconductor technology in a high sensitivity, handheld, medical diagnostic device. The standalone two-channel, battery-powered device, complete with digital display and self-referencing capability has demonstrated its capability to measure clinically relevant markers with high sensitivity and at low cost. In particular, the demonstrator device has been used successfully to measure creatinine in urine at physiologically significant concentrations. The results, obtained within seconds, were comparable to those obtained using a bench top spectrometer. The successful presentation of the demonstrator device took place at Imperial College in London, UK.

We are continuing to work with Molecular Vision Limited to develop the prototype Point-of-Care testing device for diabetes management and Cardiovascular testing. Presently we are working with Molecular Vision and Pearson Matthews and expect by the end of 2007 we will fabricate our final prototype Point-of-Care device which will be used for the detection of albumin and creatinine in urine (in order to perform multiple testing on the device), as well as the detection of myoglobin (cardiac marker) first in solution and then in whole blood. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration (FDA) for approval.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not yet have any customers or customer contracts. We intend to have many customers and do not anticipate any dependence on one or more customers.

EMPLOYEES

The Company currently has three employees. Mr. Platon Tzouvalis, President, Mr. Manos Topoglidis, Chief Technology Officer and Dr. Dimitris Goundis, Chief Executive Officer, are currently bound by three year employment agreements with the agreements Mr. Tzouvalis and Mr. Topoglidis commencing April 1, 2007 and the agreement for Dr. Goundis commencing on September 3, 2007. The company also has two consultants.

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

On September 2, 2007 we entered into a rental agreement with PKL LTD for the rental of a flat in London at £485.00 per week for use by our officers and employees while on business in London.

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

We are engaged in the business of the development of BioLED Technology, combining microfluidics and polymer Light Emitting Diodes (pLED) for use in future Point-of-Care diagnostic devices. On May 23, 2007, we entered into an amended Development Agreement with Molecular Vision Ltd., a research company registered in London, England. Molecular Vision Limited, has developed, within their fields of research at Imperial College London, a technology platform combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED) to deliver potentially affordable, intelligent and readily portable Point-Of-Care (POC) medical diagnostic devices. The technology platform combining microfluidics and pLED is known as “BioLED Technology.” Under the amended Development Agreement with Molecular Vision Limited, we acquired the exclusive rights to develop and commercialize the existing intellectual properties related to the BioLED Technology and have first refusal rights to develop any additional applications derived from Molecular Vision’s pipeline. As consideration for the rights we acquired in the agreement, we agreed to pay a total £2,325,000 and grant 2,000,000 options at an exercise price of $0.50 to Molecular Vision.

Over the next twelve months we will continue to work with Molecular Vision Limited to develop the prototype Point-of-Care testing device for diabetes management and Cardiovascular testing. Presently we are working with Molecular Vision and Pearson Matthews and expect by the end of 2007 we will fabricate our final prototype Point-of-Care device which will be used for the detection of albumin and creatinine in urine (in order to perform multiple testing on the device), as well as the detection of myoglobin (cardiac marker) first in solution and then in whole blood. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration (FDA) for approval.

We have not generated any revenues and our operating activities have resulted in a loss of $3,060,383 for the nine months ended September 30, 2007. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion. We estimate our expenses in the next twelve months will be approximately $3,000,000, generally falling in two major categories: $1,800,000 in research and development costs and $1,200,000 in general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,800,000. We will make payments to Molecular Vision Limited as required under the Development Agreement for Molecular Vision Limited to carry out the research and development projects we have outlined for the next twelve months.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $1,200,000. These expenses will include approximately $640,000 on consulting, stock-based compensation and investor relations, approximately $380,000 on office supplies, office rent, travel and accommodations and $180,000 on professional fees, which consist primarily of accounting, auditing fees for the year-end audit and legal fees for securities advice, and cost of fundraising.

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

Nine months ended September 30, 2007 compared to three months ended September 30, 2006

We incurred operating expenses in the amount of $3,060,683 for the nine months ended September 30, 2007, compared with expenses of $2,875,808 the same period from the previous year. The operating expenses of $3,060,683 incurred during the nine months ended September 30, 2007 included, $735,000 for management fees, $1,755,754 for research and development, $63,753 for office expenses, travel, bank charges (net of interest income), transfer agents, and foreign exchange, $128,001 for appraisals, accounting, auditing and legal fees, $146,400 for consultations, and $231,775 for stock-based compensation.

Financial Condition and Liquidity

We had cash on hand of $19,365 and Subscriptions Receivable of $51,700 at September 30, 2007, compared with cash on hand of $4,552 as at December 31, 2006. We had a working capital deficit of $453,325 at September 30, 2007, compared to a working capital deficit of $185,025 as at December 31, 2006.

Our present cash reserves of $19,365 and Subscriptions Receivable of $51,700 is not sufficient to meet our immediate cash requirements. We will have to raise additional funds from the private placement of our securities to meet our budgeted operating expenses of $3,000,000 for the next twelve months.

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

Item 3.                      Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company’s chief financial officer. Based upon that evaluation, our company's president and our chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.                      Recent Sales of Unregistered Securities and Use of Proceeds

On September 3, 2007, we issued 750,000 shares of our common stock in accordance with an employment agreement with Dr. Dimitris Goundis.

We issued all of the common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information

On September 3, 2007, we entered into an employment agreement with Dr. Dimitris Goundis, wherein Dr. Goundis has agreed to serve as our chief executive officer for a three year period. Upon entering into the agreement, we will issue to Dr. Goundis 750,000 shares of our common stock. In addition, Dr. Goundis shall receive additional shares of our common stock upon certain service milestones.

Item 6.                      EXHIBITS.

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed May 24, 2002, as amended).

3.2	Bylaws, as amended (incorporated by reference from our Registration Statement on Form 10-SB filed May 24, 2002, as amended).

(10)	Material Contracts

10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed February 16, 2006).

10.2	Development Agreement between our company and Molecular Vision Limited. (incorporated by reference from our Current Report on Form 8-K filed February 12, 2007.

10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (incorporated by reference from our Current Report on Form 8-K filed September 28, 2007)

(31)	Section 302 Certification

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS, INC.

By:       /s/ Platon Tzouvalis
             Platon Tzouvalis, President
             (Principal Executive Officer)
             Date: November 13, 2007

By:       /s/ Ron Lizée
             Ron Lizée, Chief Financial Officer, Secretary and Director
             (Principal Financial Officer and Principal Accounting Officer)
             Date: November 13, 2007