Form 10KSB
period 2007-12-31
ACRONGENOMICS INC
filed 2008-04-15
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-49833

ACRONGENOMICS, INC.
(Name of small business issuer in its charter)

Nevada	52-2219285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14, Rue Kleberg
CH-1201 Geneva, Switzerland	____________
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number +41 2271 65 300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

State issuer’s revenues for its most recent fiscal year. $Nil

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

16,853,450 @ $0.415 = $6,994,181

(1) Represents the average bid and ask price of which our shares were last traded on the OTC BB on April 8, 2008. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

20,656,481 common shares issued and outstanding as of April 8, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

We were incorporated under the laws of the State of Nevada on August 17, 1999 under the name Cellway Ventures Inc. On February 25, 2004, we changed the name of our company to “Acrongenomics, Inc.”.

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

On May 8, 2007, we appointed Dr. Evan Manolis to the Board of Directors and Scientific Committee. On September 3, 2007, we appointed Dr. Dimitri Goundis as our Chief Executive Officer.

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

On February 13, 2007, we entered into a Development Agreement with Molecular Vision Limited. This agreement replaces the Development Agreement entered into on May 22, 2006. The replacement agreement extends terms for payments and amends various other terms. The replacement agreement also re-prices the exercise price of 2,000,000 options granted to Molecular Vision Limited from $2.00 to $0.50.

On March 8, 2007, Molecular Vision Limited, successfully demonstrated its BioLED “Lab-on-a-Chip” Technology using their patented, organic semi conductor technology in a high sensitivity, small size, medical diagnostic device that took place at Imperial College in London, UK. The device demonstrated its technological capability to measure biomarkers with high sensitivity and at a low cost.

Acrongenomics and Molecular Vision believe that this technology is capable of further miniaturization and along with large scale, low cost manufacturing, will bring forward disposable, Point-of-Care diagnostic for large range markers.

On April 17, 2007, we announced that Molecular Vision Limited had been successful in winning the £250,000 Royal Society Brian Mercer Award for Innovation 2007. This is a prestigious award from the UK’s Royal Society to develop low-cost, high throughput, reel to reel, manufacturing techniques for plastic electronics.

On May 23, 2007, we entered into a Development Agreement with Molecular Vision Limited. This agreement replaced the Development Agreement entered into on February 13, 2007. The replacement agreement reduces the total payments due to Molecular Vision by £550,000 to a total of £2,325,000 and removes the “STD Field” and “Substance of Abuse Field from the Fields of Development.

On October 11, 2007, we demonstrated the successful implementation of a fully functional, portable medical diagnostic demonstrator of their Lab-on-a-Chip technology. The demonstrator employs patented, organic semiconductor technology in a high sensitivity, handheld, medical diagnostic device. The successful presentation of the demonstrator device took place at Imperial College in London, UK.

On November 14, 2007, we entered into a letter of intent with Molecular Vision Limited for the acquisition of a 100% of Molecular Vision, whereby we will acquire, subject to certain payments, all of the intellectual property and assets of Molecular Vision and will retain the founders, Professor Donald Bradley, Professor Andrew De Mello and Profession John De Mellow, and their technical team to continue to lead the development of the POC devices and technology at the Molecular Vision laboratory at Imperial College in London, UK. On February 1, 2008, in conjunction with our acquisition of a portion of Molecular Vision (as described below), we agreed to extend the date to acquire 100% of that company to March 14, 2008. However, we did not close the transaction and no further binding agreement has been entered.

On February 1, 2008, we entered into an agreement with Molecular Vision Ltd. whereby we purchased 16,556 ordinary shares of Molecular Vision for £549,991.20. The transaction completed that date. Upon the exercise of certain outstanding options, we will hold a 10.9% interest in Molecular Vision on a fully diluted basis.

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

A typical assay for disease “markers” comprises two steps. First, specific immobilised antibodies are used to capture the protein markers inside the detection zone. Secondly, fluorescently labelled detection antibodies specific to the protein marker are flowed over the detection zone. The detection antibodies bind to capture protein markers and unbound excess detection antibodies are rinsed away. The labelled antibodies can then be excited with our pLED light sources and any emitted fluorescence is detected with our organic photodiodes. Without disease markers no detection antibodies are retained, resulting in zero fluorescence.

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

The Regulatory Process

FDA in the United States and Medical Devices Directive in Europe, are the official bodies that cover the regulatory requirements for medical devices. Medical devices are classified into Class I, II, and III. Regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. Most Class I devices are exempt from Pre-market Notification 510(k); most Class II devices require Pre-market Notification 510(k); and most Class III devices require Pre-market Approval (PMA).

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

The basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are:

Pre-market Notification 510(k), unless exempt, or Pre-market Approval (PMA),

Establishment registration on form FDA-2891,

Medical Device Listing on form FDA-2892,

Quality System (QS) regulation,

Labeling requirements, and

Medical Device Reporting (MDR)

We envisage that our devices will be classified as Class I. Our devices will be used to diagnose rather than treat medical conditions. Additionally, BioLED medical devices are non-invasive and the assays that will be used for testing are already existing in the market. BioLED technology, once developed, will cover a great medical niche and it may undergo fast track review since there is no other such technology available in the market. Therefore, we endeavor that regulatory procedures will be relatively benign and quick.

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

STATUS OF PRODUCT

On March 8, 2007, a demonstrator device was presented at Imperial College in London, UK, using MVL's patented, organic semiconductor technology in a high sensitivity, small size, medical diagnostic device.

The device demonstrated its technological capability to measure biomarkers with high sensitivity and at low cost.

On October 11, 2007, our company demonstrated the successful implementation of a fully functional, portable medical diagnostic demonstrator of their Lab-on-a-Chip technology. The demonstrator employs patented, organic semiconductor technology in a high sensitivity, handheld, medical diagnostic device. The standalone two-channel, battery-powered device, complete with digital display and self-referencing capability has demonstrated its capability to measure clinically relevant markers with high sensitivity and at low cost. In particular, the demonstrator device has been used successfully to measure creatinine in urine at physiologically significant concentrations. The results, obtained within seconds, were comparable to those obtained using a bench top spectrometer. The successful presentation of the demonstrator device took place at Imperial College in London, UK.

We are continuing to work with Molecular Vision Limited to develop the prototype Point-of-Care testing device for diabetes management and Cardiovascular testing. Presently we are working with Molecular Vision and Pearson Matthews and expect by the end of 2008 we will fabricate our final prototype Point-of-Care device which will be used for the detection of albumin and creatinine in urine (in order to perform multiple testing on the device), as well as the detection of myoglobin (cardiac marker) first in solution and then in whole blood. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration (FDA) for approval.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not yet have any customers or customer contracts. We intend to have many customers and do not anticipate any dependence on one or more customers.

EMPLOYEES

Our company currently has three employees. Mr. Platon Tzouvalis, President, Dr. Manos Topoglidis, Chief Technology Officer and Dr. Dimitris Goundis, Chief Executive Officer, are currently bound by three year employment agreements with the agreements for Mr. Tzouvalis and Mr. Topoglidis commencing April 1, 2007 and the agreement for Dr. Goundis commencing on September 3, 2007. We also have three consultants.

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

Our company has a limited operating history in our current business of developing Point-of-Care testing devices based on our proprietary BioLED Technology and must be considered in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop our BioLED Technology and commercialize our future Point-of-Care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our financial statements for the year ended December 31, 2007.

Our likelihood of profit depends on our ability to develop and commercialize products based on our BioLED Technology, which is currently in the development stage. If we are unable to complete the development and commercialization of our future Point-of-Care testing devices successfully, our likelihood of profit will be limited severely.

Our BioLED Technology is in the development stage and we have not begun the regulatory approval process. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our future Point-of-Care testing devices, which will require significant additional research and development as well as clinical trials.

If we encounter problems or delays in the research and development of our BioLED Technology and our future Point-of-Care testing devices, we may not be able to raise sufficient capital to finance our operations during the period required to resolve the problems or delays.

We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our BioLED Technology and our future Point-of-Care testing devices may not prove to be safe and efficacious in clinical trials. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue. Accordingly, we may be forced to discontinue or suspend our operations.

We need to raise additional financing to support the research and development of the BioLED Technology but we cannot be sure that we will be able to obtain additional financing on terms favourable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to continue to develop the BioLED Technology and commercialize our future Point-of-Care testing devices is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our technology and commercialize our future Point-of-Care testing devices. Our future capital requirements will depend upon many factors, including:

  continued scientific progress in our research and development programs;

  costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

  competing technological and market developments;

  our ability to establish additional collaborative relationships; and

  the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development of our BioLED Technology and commercialization of our future Point-of-Care testing devices, which might result in the loss of some or all of your investment in our common stock.

If we fail to obtain and maintain required regulatory approvals for our BioLED Technology and our potential Point-of-Care testing devices, our ability to commercialize the BioLED Technology will be limited severely.

We must obtain the approval from the FDA and respective European regulatory bodies prior to the commercialization of our future Point-of-Care testing devices. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our BioLED Technology, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our technology and our potential products.

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

Even if we obtain regulatory approvals to commercialize our future Point-of-Care testing devices based on our BioLED Technology, we may encounter a lack of commercial acceptance of our Point-of-Care testing devices, which would impair the profitability of our business.

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

Our success depends in large part on our ability to develop and protect our BioLED Technology and our potential Point-of-Care testing devices. If our patents and proprietary right agreements do not provide sufficient protection for our BioLED Technology and its potential Point-of-Care testing devices, our business and competitive position will suffer.

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

Our success will also depend in part on our ability to develop our technology and commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop our BioLED Technology and market our potential Point-of-Care testing devices in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our technology and marketing our future Point-of-Care testing devices and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our BioLED Technology.

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

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our head office is located at 14, Rue Kleberg, CH-1201 Geneva, Switzerland. Our telephone number is 41-22-71-65-300.

On July 1, 2006, we entered into a management agreement with CASAD Sarl for office space and administration services for our corporate headquarters in Geneva Switzerland. We currently occupy approximately 1500 sq. feet on a month to month basis for management fees of $10,000 per month.

On September 2, 2007 we entered into a rental agreement with PKL LTD for the rental of a flat in London at £485.00 per week for use by our officers and employees while on business in London.

ITEM 3.	LEGAL PROCEEDINGS.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are currently trading on the OTC Bulletin Board under the symbol AGNM. Our common shares commenced trading on the OTC Bulletin Board on July 15, 2003. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2006	$4.70	$2.40

Quarter Ended	High	Low
June 30, 2006	$3.25	$1.80
September 30, 2006	$2.45	$0.87
December 31, 2006	$1.20	$0.35
March 31, 2007	$1.76	$0.35
June 30, 2007	$1.55	$0.70
September 30, 2007	$1.26	$0.70
December 31, 2007	$1.35	$0.85
March 31, 2008	$1.12	$0.55

Holders of our Common Stock

As of April 8, 2008, there were 228 registered shareholders of our common stock and 20,656,481 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities

On February 12, 2007, we issued 220,000 units at $0.50 per unit for total proceeds of $110,000, $40,000 which was received as at December 31, 2006. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $1.00 for a period of twelve months. Our company also issued 20,000 units as a finder’s fee for this placement.

On February 12, 2007, we granted options to purchase an aggregate of 700,000 common shares of our company to three of our officers and to one consultant at an exercise price of $0.50 per share, exercisable until February 12, 2017. The options vest as to 25% on August 12, 2007, 25% on February 12, 2008, 25% on August 12, 2008 and 25% on February 12, 2009. None of the four grantees is a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), the options were granted in an offshore transaction and we relied on the exemption from registration provided by Regulation S, promulgated under the Securities Act of 1933/

On February 13, 2007, we granted options to purchase 2,000,000 common shares of our company to Molecular Vision Limited at an exercise price of $0.50 per share, as per our Development Agreement with them dated February 13, 2007. The options vest in four stages set at achieving predetermined milestones and expire 5 years from date of vesting.

On March 5, 2007, we issued 90,909 units at $1.10 per unit for total proceeds of $100,000. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $2.00 for a period of eighteen months.

On March 22, 2007, we granted 600,000 common share purchase options exercisable at $1.00 per share expiring on March 22, 2012, to the President of our company for his services. 300,000 of these options vested on September 22, 2007 and 300,000 vest on March 22, 2008.

On March 23, 2007, we issued 150,000 units at $1.10 per unit for total proceeds of $165,000. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $1.50 for a period of twelve months. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 20, 2007, we issued 749,295 units at $1.10 per unit for total proceeds of $824,224. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $1.50 for a period of eighteen months. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 9, 2007, we issued 70,000 units at $1.10 per unit for total proceeds of $77,000. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $1.50 for a period of eighteen months. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 31, 2007, we issued 145,500 units at $1.10 per unit for total proceeds of $160,050. Each unit consists of one share of common stock and one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $1.25 for a period of twelve months. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 31, 2007 we issued 250,000 units at $0.80 per unit for total proceeds of $200,000. Each unit consists of one share of common stock and one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $1.25 for a period of twelve months. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 31, 2007, we issued 330,000 units at $1.10 per unit for total proceeds of $363,000. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $1.50 for a period of eighteen months.

On September 3, 2007, we issued 750,000 shares of our common stock at $0.86 per share as signing bonus in accordance with an employment agreement with Dr. Dimitris Goundis. We issued the common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 20, 2007, we issued 695,220 units at $1.10 per unit for total proceeds of $764,742. Each unit consists of one share of common stock and one-half of one stock purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $1.50 for a period of eighteen months. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

During the year ended December 31, 2007, our company issued 126,090 common shares at $0.50 to $1.10 per share as finder’s fee commission. The total value of these shares were $118,499. We issued the common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 8, 2007, our company issued 158,000 commons shares at $1.00 per share to settle accounts payable with a consultant. We issued the common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 1, 2008, our company issued 300,000 common shares at $0.95 per share to two consultants for past and future services to be rendered. We issued the common shares to non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 1, 2008, the Company issued 1,250,010 units at $0.80 per unit for total proceeds of $1,000,008. Each unit consists of one share of common share and one common share purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $1.60. The warrants expire on August 15, 2009.

On February 14, 2008, our company issued 1,150,000 common shares at $0.79 per share to two of our officers as a bonus for past services. We issued the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 22, 2008, the Company issued 90,000 units at $1.10 per unit for total proceeds of $99,000. Each unit consists of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder the right to purchase one common share of the Company at $1.50. The warrants expire on August 1, 2009.

Equity Compensation Plan Information

As at December 31, 2007, we do not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2007.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2008 and the factors that could affect our future financial condition and plan of operation.

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

Plan of Operations

We are engaged in the business of the development of BioLED Technology, combining microfluidics and polymer Light Emitting Diodes (pLED) for use in future Point-of-Care diagnostic devices. On May 23, 2007, we entered into an amended Development Agreement with Molecular Vision Limited, a research company registered in London, England. Molecular Vision Limited, has developed, within their fields of research at Imperial College in London, UK, a technology platform combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED) to deliver potentially affordable, intelligent and readily portable Point-Of-Care (POC) medical diagnostic devices. The technology platform combining microfluidics and pLED is known as “BioLED Technology.”. Under the amended Development Agreement with Molecular Vision Limited, we acquired the exclusive rights to develop and commercialize the existing intellectual properties related to the BioLED Technology and have first refusal rights to develop any additional applications derived from Molecular Vision’s pipeline. As consideration for the rights we acquired in the agreement, we agreed to pay a total £2,325,000 and grant 2,000,000 options at an exercise price of $0.50 to Molecular Vision.

Over the next twelve months we will continue to work with Molecular Vision Limited to develop the prototype Point-of-Care testing device for diabetes management and Cardiovascular testing. Presently we are working with Molecular Vision and Pearson Matthews and expect by the end of 2008 we will fabricate our final prototype Point-of-Care device which will be used for the detection of albumin and creatinine in urine (in order to perform multiple testing on the device), as well as the detection of myoglobin (cardiac marker) first in solution and then in whole blood. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration (FDA) for approval.

We have not generated any revenues and our operating activities have resulted in a loss of $5,056,117 for the year ended December 31, 2007. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion. We estimate our expenses in the next twelve months will be approximately $2,850,000, generally falling in two major categories: $2,000,000 in research and development costs and $850,000 in general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $2,000,000. We will make payments to Molecular Vision Limited as required under the Development Agreement for Molecular Vision Limited to carry out the research and development projects we have outlined for the next twelve months.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $850,000. These expenses will include approximately $450,000 on consulting, stock-based compensation and investor relations, approximately $200,000 on office supplies, office rent, travel and accommodations and $200,000 on professional fees, which consist primarily of accounting, auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the next twelve months. Our future products will likely not be ready for sale for at least one year, if at all.

Results of Operations

We have earned no revenue since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

We incurred operating expenses in the amount of $5,056,117 for the year ended December 31, 2007, compared with expenses of $2,480,288 the same period from the previous year. The operating expenses of $5,056,117 incurred during the year ended December 31, 2007 included, $2,132,270 for rent and management fees, $1,871,890 for research and development, $262,344 for office expenses, travel, bank charges (net of interest income), transfer agents, and foreign exchange, $27,387 for public relations, $117,321 for accounting, auditing and legal fees and $644,905 for consultations.

Financial Condition and Liquidity

We had cash on hand of $343,695 as at December 31, 2007, compared with $4,552 as at December 31, 2006. We had a working capital deficit of $1,248,195 at December 31, 2007, compared to a working capital deficit of $185,025 as at December 31, 2006.

Our present cash reserves of $343,695 are not sufficient to meet our cash requirements for the next twelve months. We will have to raise additional funds from the private placement of our securities to meet our budgeted operating expenses of $2,850,000 for the next twelve months.

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

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following consolidated financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm (BDO Dunwoody LLP) dated April 4, 2008;

2.	Report of Independent Registered Public Accounting Firm (Amisano Hancons, Chartered Acountants) dated March 14, 2007;

3.	Balance Sheets as at December 31, 2007 and December 31, 2006;

4.	Statements of Operations for the years ended December 31, 2007 and December 31, 2006 and for the cumulative period from date of organization August 17, 1999 to December 31, 2007;

5.	Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006 and for the cumulative period from date of organization August 17, 1999 to December 31, 2007;

6.	Statements of Stockholders’ Equity (Deficiency) for the period from inception, August 17, 1999 to December 31, 2007; and

7.	Notes to Financial Statements.

ACRONGENOMICS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Stated in US Dollars)

BDO Dunwoody LLP	#604 – 750 West Pender Street
Chartered Accountant	Vancouver, BC, Canada V6C 2T7
Telephone: (604) 689-0188
Fax: (604) 689-9773

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Acrongenomics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Acrongenomics, Inc. (the “Company”, a Development Stage Company) as of December 31, 2007 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the year ended December 31, 2007 and for the period from August 17, 1999 (Date of Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period from August 17, 1999 (Date of Inception) to December 31, 2006. Such statements are included in the cumulative inception to December 31, 2007 totals of the statements of operations, cash flows and stockholders' equity (deficiency) and reflect a net loss of 79% of the related cumulative totals. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amount for the period from August 17, 1999 (Date of Inception) to December 31, 2006 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these financial statements referred to above present fairly, in all material respects, the financial position of Acrongenomics, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period from August 17, 1999 (Date of Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “ BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
April 4, 2008

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Acrongenomics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Acrongenomics, Inc. (A Development Stage Company) as of December 31, 2006 and the related statements of operations, cash flows and stockholders’ equity (deficiency) for the year ended December 31, 2006 and the period from August 17, 1999 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Acrongenomics, Inc. (A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from August 17, 1999 (Date of Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
March 14, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

ACRONGENOMICS, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2007 and 2006
(Stated in US Dollars)

	2007	2006
ASSETS
Current
Cash	$343,695	$4,552
Prepaid expenses and deposit	22,280	-

	$365,975	$4,552

LIABILITIES

Current
Accounts payable and accrued liabilities– Notes 4, 9 and 10	$1,613,170	$161,304
Loans payable – Note 5	1,000	28,273

	1,614,170	189,577

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Notes 6, 8, 9 and 10
100,000,000 shares authorized
17,866,471 shares issued (2006: 14,131,457)	17,866	14,131
Additional paid-in capital	14,508,056	10,475,544
Share subscriptions – Notes 6 and 8	(3,300)	40,000
Deficit accumulated during the development stage	(15,770,817)	(10,714,700)

	(1,248,195)	(185,025)

	$365,975	$4,552

Nature of Operations and Ability to Continue as a Going Concern– Note 1
Commitments – Notes 6 and 9
Subsequent Events – Notes 6, 9 and 10

SEE ACCOMPANYING NOTES AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2007 and 2006 and
for the period August 17, 1999 (Date of Inception) to December 31, 2007
(Stated in US Dollars)

			August 17,
			1999 (Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2007	2006	2007
			(Cumulative)

Expenses
Accounting and audit fees – Note 4	$93,490	$130,061	$383,353
Amortization of patents	-	-	741,430
Appraisals	-	4,500	14,500
Bank charges	5,027	2,704	12,682
Consulting fees – Notes 4 and 6	644,905	166,311	1,841,904
Legal fees - Note 4	23,831	72,170	255,995
Management fees – Notes 4 and 6	2,119,505	614,873	2,709,178
Office and miscellaneous	43,964	28,636	98,725
Public relations and donation	27,387	100,000	574,394
Rent - Note 4	12,765	12,000	48,765
Research and development – Note 4	1,871,890	1,277,780	8,553,859
Transfer agent and filing fees	5,821	4,238	26,330
Travel	212,160	80,351	331,069
Write-down of patents – Note 3	-	1	8,004,447

Operating loss	(5,060,745)	(2,493,625)	(23,596,631)

Interest income	495	16,992	22,938
Foreign exchange gain (loss)	4,133	(3,655)	4,874

Loss from continuing operations	(5,056,117)	(2,480,288)	(23,568,819)
Loss from discontinued operations	-	-	(41,998)

Net loss	$(5,056,117)	$(2,480,288)	$(23,610,817)

Basic and diluted loss per share – continuing operations	$(0.30)	$(0.17)

Basic and diluted loss per share – discontinued operations	$(0.00)	$(0.00)

Weighted average shares outstanding	15,794,532	14,370,894

SEE ACCOMPANYING NOTES AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007 and 2006 and
for the period August 17, 1999 (Date of Inception) to December 31, 2007
(Stated in US Dollars)

			August 17,
			1999 (Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2007	2006	2007
			(Cumulative)
Cash Flows used in Operating Activities
Loss from continuing operations	$(5,056,117)	$(2,480,288)	$(23,568,819)
Items not affecting cash:
Amortization	-	-	741,430
Shares issued to settle accounts payable	158,000	-	626,000
Shares issued as signing bonus – Note 9	645,000	-	645,000
Stock-based compensation	533,252	529,673	1,426,925
Write-down of patents	-	1	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	(22,280)	-	(22,280)
Accounts payable and accrued liabilities	1,451,866	(45,805)	1,613,170

Net cash used in operating activities	(2,290,279)	(1,996,419)	(10,534,127)

Cash Flows used in Investing Activity
Patents	-	-	(121,877)

Cash Flows provided by Financing Activities
Common stock issued for cash	2,656,695	231,700	10,670,390
Stock purchase warrants	-	-	370,307
Increase (decrease) in loan payable	(27,273)	27,273	1,000
Advances from/to discontinued operations of disposed subsidiary	-	-	(41,998)

Net cash provided by financing activities	2,629,422	258,973	10,999,699

Increase (decrease) in cash during the period	339,143	(1,737,446)	343,695

Cash, beginning of period	4,552	1,741,998	-

Cash, end of period	$343,695	$4,552	$343,695

Non-cash Transactions – Note 8

SEE ACCOMPANYING NOTES AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to December 31, 2007
(Stated in US Dollars)

						Deficit
		Common Stock				Accumulated
				Additional		During the
			Par	Paid-in	Stock	Development	Contributed
		Number	Value	Capital	Subscriptions	Stage	Total

Capital stock issued for cash	- at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
	- at $0.01	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period		-	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999		10,000,000	10,000	45,000	-	(2,116)	52,884
Capital stock issued for cash	- at $0.20	100,000	100	19,900	-	-	20,000
Net loss for the year		-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000		10,100,000	10,100	64,900	-	(10,292)	64,708
Net loss for the year		-	-	-	-	(205)	(205)

Balance, December 31, 2001		10,100,000	10,100	64,900	-	(10,497)	64,503
Capital stock issued for cash	- at $0.20	15,000	15	2,985	-	-	3,000
Net loss for the year		-	-	-	-	(24,818)	(24,818)

Balance, December 31, 2002		10,115,000	10,115	67,885	-	(35,315)	42,685
Net loss for the year		-	-	-	-	(21,576)	(21,576)

Balance, December 31, 2003		10,115,000	10,115	67,885	-	(56,891)	21,109
Pursuant to the acquisition of patent	- at $1.96	4,000,000	4,000	7,836,000	-	-	7,840,000
Capital stock issued for patent
commission	- at $1.96	400,000	400	783,600	-	-	784,000
Capital stock issued for cash	- at $1.00	420,000	420	419,580	-	-	420,000
Capital stock issued for commission	- at $1.00	42,000	42	41,958	-	-	42,000
Less: commission		-	-	(42,000)	-	-	(42,000)
commission		-	-	(35,000)	-	-	(35,000)
Capital stock issued for cash	- at $2.30	537,956	538	1,236,761	-	-	1,237,299
Capital stock issued for commission		50,594	50	116,316	-	-	116,366
Less: commission		-	-	(116,366)	-	-	(116,366)
Capital contribution		-	-	6,000	-	-	6,000
Stock subscriptions		-	-	-	426,329	-	426,329
Net loss for the year		-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004		15,565,550	15,565	10,314,734	426,329	(1,920,267)	8,836,361

SEE ACCOMPANYING NOTES AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to December 31, 2007
(Stated in US Dollars)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

Balance, December 31, 2004		15,565,550	15,565	10,314,734	426,329	(1,920,267)	8,836,361
Capital stock issued for cash	- at $2.30	72,500	73	166,677	-	-	166,750
	- at $2.40	108,168	108	259,495	-	-	259,603
	- at $3.50	551,443	551	1,929,499	-	-	1,930,050
	- at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for
commission	- at $4.00	81,337	82	325,266	-	-	325,348
Less: commission		-	-	(325,348)	-	-	(325,348)
commission		-	-	(24,900)	-	-	(24,900)
Capital stock issued for cash
pursuant to exercise of warrants	- at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	364,000
Capital stock issued for
consulting services	- at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing
operations		-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from
subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Net loss from discontinued
operations		-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares – Note 11		(4,000,000)	(4,000)	(7,836,000)	-	7,840,000	-
Stock-based compensation		-	-	529,673	-	-	529,673
Capital stock issued for cash	- at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)

Balance, December 31, 2006		14,131,457	14,131	10,475,544	40,000	(10,714,700)	(185,025)
Capital stock issued for cash:	- at $0.50	220,000	220	109,780	(40,000)	-	70,000
	- at $0.80	250,000	250	199,750	-	-	200,000
	- at $1.10	2,230,924	2,231	2,451,785	(3,300)	-	2,450,716
Capital stock issued for
commission:	- at $0.50	22,000	22	10,978	-	-	11,000
	- at $0.75	20,000	20	14,980	-	-	15,000
	- at $1.10	84,090	84	92,415	-	-	92,499
Less: commission - cash		-	-	(64,021)	-	-	(64,021)
commission - stock		-	-	(118,499)	-		(118,499)
Stock as bonus	- at $0.86	750,000	750	644,250	-	-	645,000
Stock issued to settle accounts
payable	- at $1.00	158,000	158	157,842			158,000
Stock-based compensation		-	-	533,252	-	-	533,252
Net loss for the year		-	-	-	-	(5,056,117)	(5,056,117)

Balance, December 31, 2007		17,866,471	$17,866	$14,508,056	$(3,300)	$(15,770,817)	$(1,248,195)

SEE ACCOMPANYING NOTES AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage. The Company’s business is research and development in the field of life science including BioLED technology.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $15,770,817 since its inception, has a working capital deficiency of $1,248,195 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting principles summarized below:

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Principle – (cont’d)

a)	Development Stage

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

b)	Patents and Amortization

Patents and patent rights are intangible assets and are recorded at cost. The Company provides for amortization of patents and patent rights on the straight-line basis over their estimated economic lives. Amortization is not recorded until the patents are awarded.

c)	Intangible Assets

The Company has adopted the provisions of SFAS No. 142, “Goodwill and Intangible Assets”. Under SFAS No. 142, costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, shall be recognized as an expense when incurred.

Intangible assets acquired for fair value having definite lives are amortized over their useful life. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144.

Intangible assets having indefinite lives are not amortized and are evaluated at each reporting period to determine whether events and circumstances continue to support indefinite useful life. Intangible assets with indefinites lives shall be reviewed for impairment in accordance with SFAS no.144.

Under SFAS 144, an impairment loss shall be recognized if the carrying amount of an intangible asset exceeds its fair value. The carrying amount of intangible assets are not impaired if the carrying amount exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of these assets.

d)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and loans payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Principle – (cont’d)

d)	Financial Instruments – (cont’d)

The Company is subject to foreign exchange price risk as it has certain accounts payable and accrued liabilities totalling $199,291 (GBP£98,800) which are denominated in foreign currencies. The Company does not use derivative instruments to reduce its exposure to fluctuations in exchange rates.

e)	Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

f)	Basic Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. Diluted loss per share has not been provided as it would be antidultive.

g)	Foreign Currency Translation

The Company’s functional currency is United States dollars. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Principle – (cont’d)

h)	Foreign Currency Translation – (cont’d)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

h)	Stock-based Compensation

The Company accounts for stock-based compensation using SFAS 123R which requires companies to recognize the cost of services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of the grant. Option valuation models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

i)	Research and Development

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

j)	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Principle – (cont’d)

j)	New Accounting Standards – (cont’d)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; unless partially or fully deferred by the FASB. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on the Company’s financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3	Patents

By an agreement dated February 13, 2006, the Company re-acquired 4,000,000 common shares of the Company from its former president that it had previously issued to acquire a patent and a patent pending in exchange for a royalty of 50% over any revenue that the Company generates from the eleven patents underlying its molecular diagnostic test products for cancer detection and the right to use or not use such patents. During the year ended December 31, 2006, the 4,000,000 common shares were returned to treasury. This non-monetary transaction has been recorded at the book value of shares previously issued of $7,840,000, as a related party transaction. Consequently this transaction is recorded as a capital transaction and no gain or loss is recorded in the statements of operations.

During the year ended December 31, 2006, the Company decided to abandon these patents and wrote off $1, which was the net carrying value as at December 31, 2005.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 6

Note 4	Related Party Transactions – Notes 6, 9 and 10

The Company incurred the following charges with directors and officers, companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s president; the research and development expenditures were paid to a company in which a former officer and director of the Company is the spouse of the Company’s former president:

			August 17,
			1999 (Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Accounting fees	$48,317	$74,606	$189,899
Consulting fees	332,400	27,500	397,301
Legal fees	-	-	60,656
Management fees	1,999,505	554,873	2,554,378
Rent	-	12,000	36,000
Research and development	-	200,000	5,604,189

	$2,380,222	$868,979	$8,842,423

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at December 31, 2007 includes $1,166,568 (2006: $71,779) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Note 5	Loans Payable

Loans payable are unsecured, non-interest bearing and has no specific terms for repayment.

Note 6	Capital Stock – Notes 8, 9 and 10

Commitments

Share Purchase Warrants

At December 31, 2007, there are 1,548,213 (2006: 737,334) share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 7

Note 6	Capital Stock – Notes 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at December 31, 2007:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

110,000	$1.00	February 12, 2008
45,455	$2.00	September 5, 2008
75,000	$1.50	March 23, 2008
374,648	$1.50	October 23, 2008
35,000	$1.50	October 27, 2008
395,500	$1.25	July 31, 2008
165,000	$1.50	February 28, 2009
347,610	$1.50	April 20, 2009

1,548,213	$1.42

A summary of changes in the Company’s share purchase warrants for the years ended December 31, 2007 and 2006 is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning
of year	737,334	$1.33	520,000	$1.36
Granted	1,548,213	$1.42	317,334	$1.50
Expired	(737,334)	$1.33	(100,000)	$2.30
Outstanding and exercisable,
end of year	1,548,213	$1.42	737,334	$1.33

On May 7, 2007, 420,000 warrants expired without being exercised, on September 15, 2007, 84,000 warrants expired without being exercised, on October 31, 2007, 233,334 warrants expired without being exercised and on February 12, 2008, 110,000 warrants expired without being exercised.

The weighted average life remaining of all share purchase warrants is 0.82 years.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 8

Note 6	Capital Stock – Notes 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Subscriptions

At December 31, 2007, the Company had share subscriptions receivable totalling $3,300 with respect to the issuance of 3,000 common shares at $1.10 per share. This amount was received subsequent to December 31, 2007.

At December 31, 2006 the Company had received share subscriptions of $40,000 with respect to the issuance of 80,000 common shares at $0.50 per share. These shares were issued during the year ended December 31, 2007.

Share Purchase Options

On May 17, 2005, the Company approved a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and/or consultants. The exercise price, vesting and other terms will be determined upon grant by the administrator thereof.

As at December 31, 2007, there were 3,500,000 (2006: 400,000) share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held. The following table summarizes the stock options outstanding as at December 31, 2007:

	Exercise
Number Outstanding	Price	Expiry Date

200,000	$2.50	May 3, 2016
600,000	$1.00	March 22, 2012
700,000	$0.50	February 12, 2017
* 2,000,000	$0.50	5 years upon reaching
		certain milestones
3,500,000

*

The vesting of 2,000,000 options granted are contingent upon the performance milestones which have not yet been achieved as at December 31, 2007, therefore, no compensation has been recorded on these options (Note 9).

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 9

Note 6	Capital Stock – Notes 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

A summary of changes in the Company’s stock options for the years ended December 31, 2007 and 2006 is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of
year	400,000	$2.75	200,000	$3.00
Granted	3,300,000	$0.59	200,000	$2.50
Expired	(200,000)	$3.00	-	-

Outstanding, end of year	3,500,000	$0.70	400,000	$2.75

Exercisable, end of year	675,000	$0.57	400,000	$2.75

On August 31, 2007, 200,000 options expired without being exercised.

The weighted average contractual life remaining of all stock options granted is 7.05 years.

The unvested options will only vest and be exercisable at a future date and/or upon specific milestones being reached as follows:

Options	Vesting Date
175,000	February 12, 2008
175,000	August 12, 2008
175,000	February 12, 2009
525,000
300,000	March 22, 2008
2,000,000	Vest at 50% upon reaching certain milestones
2,825,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 10

Note 6	Capital Stock – Notes 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

During the year ended December 31, 2007, the Company granted a consultant and directors and officers of the Company 1,300,000 stock options with a total fair value of $777,500 (no compensation expense has been recorded for the 2,000,000 options granted as their vesting is contingent upon performance). As the 1,300,000 stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the year was $533,252 ($72,555 has been included with consulting fees and $460,697 has been included with management fees). During the year ended December 31, 2006, 200,000 options were granted with a fair value recorded of $529,673 ($529,673 has been included with management fees). The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

	2007	2006

Expected dividend yield	0.0%	0.0%
Expected volatility	83.0% - 90.8%	211.5%
Risk-free Interest Rate	4.04% – 4.81%	5.10%
Term in years	5.0 – 10.0	5.5
Fair value	$0.33 - $1.01	$2.65

The expected volatility is calculated based on the Company’s historical share price and the expected term in years is calculated using the Simplified Method as defined in SAB 107.

Note 7	Deferred Tax Assets

The Company's income tax expense for the years ended December 31, 2007 and 2006 differed from the United States statutory rates:

	2007	2006

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(1,583,003)	$(868,101)
Increase in income taxes resulting from:
Stock-based compensation	186,638	185,386
Change in valuation allowance	1,396,365	682,715

Income tax expense	$-	$-

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 11

Note 7	Deferred Tax Assets – (cont’d)

The significant components of the Company’s deferred tax assets are as follows:

	2007	2006

Deferred tax assets
Net operating losses carryforward	$4,502,564	$3,106,199
Less: valuation allowance	(4,502,564)	(3,106,199)

Deferred tax assets	$-	$-

At December 31, 2007, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $13,119,000 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2020	$10,000
2022	25,000
2023	23,000
2024	1,550,000
2025	5,316,000
2026	1,951,000
2027	4,244,000

$13,119,000

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

As at December 31, 2007, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

Note 8	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 12

Note 8	Non-cash Transactions – (cont’d)

During the year ended December 31, 2006, 4,000,000 common shares valued at $7,840,000 were returned to treasury.

During the year ended December 31, 2006, the Company recorded stock-based compensation expense of $529,673 charged to statement of operations.

On September 3, 2007, the Company issued 750,000 common shares of the Company at $0.86 per share to the Chief Executive officer (“CEO”) as a signing bonus (Note 9f).

During the year ended December 31, 2007, the Company issued 220,000 common shares at $0.50 per share. A portion of the proceeds for this issuance were received as at December 31, 2006 and recorded as share subscriptions in the amount of $40,000. During the year ended December 31, 2007, these proceeds have been utilized for this share issuance.

During the year ended December 31, 2007, the Company issued 126,090 common shares of the Company at $0.50 to $1.10 per share as finder’s fee commission. The total value of these shares were $118,449.

During the year ended December 31, 2007, the Company recorded stock-based compensation expense of $533,252 charged to statement of operations.

On December 8, 2007, the Company issued 158,000 commons shares at $1.00 per share to settle accounts payable with a consultant.

These transactions were excluded from the statements of cash flows.

Note 9	Commitments – Notes 4 and 6

a)

By an agreement dated July 1, 2006, the Company agreed to pay $10,000 per month for management and operational services for offices in Geneva, Switzerland. The agreement is on a month-to-month basis and will renew on a monthly basis unless terminated by either party with 30 days prior notice.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 13

Note 9	Commitments – Notes 4 and 6 – (cont’d)

b)

By an agreement dated February 13, 2007 and amended May 23, 2007, the Company will collaborate with Molecular Vision Ltd. (“Molecular”), a UK company, to acquire the exclusive rights to commercialize certain technology relating to the analysis/diagnostic fields (BioLED Technology), to contract Molecular to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay $4,670,958 (GBP£2,325,000) (this sum is in addition to the GBP£575,000 previously paid under the February 13, 2007 agreement) over 3 years (noted below) and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share. The options will vest at 50% per milestone and will be exercisable within a period of 5 years from the date of vesting. As the vesting of the share purchase options granted are contingent upon the performance millstones, which have not yet been achieved and uncertain as to whether they will be achieved as at December 31, 2007, no value is ascribed to them until it is likely that they would be vested.

Payment schedule:

	US$	GBP£

May 2007 (paid)	598,645	300,000
September 2007 (GBP£530,000 paid)	1,126,235	550,000
March 2008	649,122	325,000
October 2008	1,148,478	575,000
April 2009	1,148,478	575,000

	4,670,958	2,325,000

The term of the agreement is until November 23, 2009, unless terminated earlier or the Company extends the term.

Molecular also grants to the Company an exclusive, worldwide, perpetual license to the intellectual property to develop and commercialize it, subject to the payment to the vendor of a royalty of 30% of gross receipts.

As at December 31, 2007, the Company has included $39,946(GBP£20,000) as an amount payable with respect to the September 2007 payment.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 14

Note 9	Commitments – Notes 4 and 6 – (cont’d)

b)	– (cont’d)

On January 31, 2008, by a Heads of Terms agreement dated in November 2007 and amended February 1, 2008, the Company acquired 10.89% of the share capital of Molecular for $1,097,639 (GBP£550,000). Molecular specializes in the development of miniaturized Point of Care medical diagnostic devices.

c)

On April 1, 2007, the Company entered into an agreement with a director of the Company to serve as President and Chief Operating Officer at $7,000 per month. The agreement is for three years ending March 31, 2010.

d)

On April 1, 2007, the Company entered into an agreement with a director of the Company to provide services as Chief Technology Officer at $4,500 per month. The agreement is for three years ending March 31, 2010.

e)	On September 1, 2007, the Company entered into a consulting agreement at $2,000 per month. The agreement is for one year ending August 31, 2008 with the option to be renewed for an additional year.

f)

On September 3, 2007, the Company entered into an agreement with a director of the Company to provide services as CEO. The agreement is for three years ending September 3, 2010. According to the terms of the agreement, the CEO will receive 750,000 common shares of the Company as a signing bonus and will be entitled to receive an additional 1,750,000 common shares as performance bonuses as follows:

i)

750,000 common shares of the Company upon receiving Unites States Food and Drug Administration approval for the Company’s technology applications or when the Company’s market capitalization reaches or exceeds $60 million calculated based on the daily closing prices.

ii)

1,000,000 common shares of the Company upon commercial manufacturing of the technology applications or when the Company’s market capitalization reaches or exceeds $90 million calculated based on the daily closing prices.

During the year ended December 31, 2007, 750,000 common shares were issued to the CEO valued at $645,000 as a signing bonus which has been included in management fees. As at December 31, 2007, $278,658 was accrued and included with accounts payable and accrued liabilities with respect to the performance bonus shares.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006
(Stated in US Dollars) – Page 15

Note 10	Subsequent Events – Notes 6 and 9

a)

On February 22, 2008, the Company issued 90,000 units at $1.10 per unit for total proceeds of $99,000. Each unit consists of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder the right to purchase one common share of the Company at $1.50. The warrants expire on August 1, 2009.

b)

On February 1, 2008, the Company issued 150,000 common shares at $0.95 per share for consulting services provided to the Company during the period from April 1, 2007 to February 1, 2008. At December 31, 2007, $128,250 was accrued and included with accounts payable and accrued liabilities.

c)	Pursuant to a consulting agreement dated February 1, 2008, the Company issued 150,000 common shares at $0.95 per share as prepayment for consulting services to be received until February 1, 2009.

d)

On February 1, 2008, the Company issued 1,250,010 units at $0.80 per unit for total proceeds of $1,000,008. Each unit consists of one share of common share and one common share purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $1.60. The warrants expire on August 15, 2009.

e)

On February 14, 2008, the Company issued 1,150,000 common shares at $0.79 per share to the directors of the Company in recognition for their services provided. At December 31, 2007, $817,650 was accrued and included with accounts payable and accrued liabilities.

Note 11	Comparative Figures

Certain of the prior year’s comparative figures have been reclassified to conform with the presentation used in the current year.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)	Resignation of Independent Accountant.

On January 21, 2008, Amisano Hanson. Chartered Accountant resigned as our independent accountant. Amisano Hanson recently entered into an agreement with BDO Dunwoody LLP, pursuant to which Amisano Hanson will merge its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody.

The report of Amisano Hanson regarding our financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended December 31, 2006 and 2005 contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern. During the years ended December 31, 2006 and 2005 and during the period from the end of the most recently completed fiscal year through January 21, 2008, the date of resignation, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

We provided Amisano Hanson with a copy of our Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission and requested that Amisano Hanson furnish our company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of such letter, dated March 19, 2008, was filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2008.

(b)	Engagement of Independent Accountant.

Concurrent with the resignation of Amisano Hanson, we engaged BDO Dunwoody, as our independent accountant. Prior to engaging BDO Dunwoody, we did not consult with BDO Dunwoody regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by BDO Dunwoody on our financial statements, and BDO Dunwoody did not provide any written or oral advice that was an important factor considered by our company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of BDO Dunwoody was approved by our board of directors.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our former President (Principal Executive Officer), Constantine Poulios, and existing President Platon Tzouvalis and Chief Financial Officer, Ron Lizée. Based upon that evaluation, our former and existing President (Principal Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended December 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as a Director and Officer Since
Dr. Dimitri Goundis	46	Chief Executive Officer	September 3, 2007
Ronald Lizée	50	Chief Financial Officer and a Director	June 4, 2004
Dr. Manos Topoglidis	35	Chief Technology Officer and a Director	February 24, 2006
Platon Tzouvalis	43	Vice President and a Director President	February 14, 2006 October 5, 2006
Dr. Evan Manolis	49	Director	May 8, 2007

Dr. Dimitri Goundis – Chief Executive Officer

Dr. Goundis was appointed as our Chief Executive Officer on September 3, 2007. Dr. Goundis holds a Ph.D. in Biochemistry from the University of Oxford, a B.Sc. in Chemistry/Biochemistry from the University of London and a Certificate in Investment Management from the London Business School. From 1988 until 2006, he spent several years in the Pharmaceutical Industry, both in big Pharma (e.g. Hoffman La Roche) and in start-up companies, first The Medicines Company Inc., and then Speedel AG. He started at Hoffman La Roche in Research, then proceeded in Clinical Research, and later he was appointed as International Project Director leading multidisciplinary teams in drug development.

At The Medicines Company Inc., he was Senior Director for Project Management and following its successful initial public offering on Nasdaq in August 2000, he joined Speedel AG, a BioPharmaceutical company based in Basel, Switzerland. There he held several different positions of high responsibility, starting as Project Director, then Head of Project Management and finally Managing Director of Speedel Experimenta. Speedel AG was successfully listed on the Swiss Stock Exchange in September 2005.

Ron Lizée – Chief Financial Officer and a Director

Mr. Lizée is the owner/operator of Lizée Gauthier, Certified General Accountants where he has practiced since 1982. Mr Lizée has over 25 years experience in the fields of tax, accounting and auditing. He graduated from the University of Saskatchewan in 1981 with a B.Comm, Accounting and gained his CGA in 1987, and CFP in 1993. Mr Lizée has experience in financial management within public companies having served as a director and Chief Financial Officer during 1995 to 1999 and he is the owner and Chief Executive Officer of a franchise chain operating in several Canadian provinces.

Dr. Manos Topoglidis – Chief Technology Officer, Member of the Scientific Advisory Board and a Director

Dr. Topoglidis was appointed as Chief Technology Officer, as a director of our company and to the Scientific Advisory Board on February 24, 2006. He received his Bachelor’s of Science from King’s College (University of London) in 1996, his MSc in Biochemistry from Imperial College in London, UK in 1997 and his Ph.D. in Chemistry (Biosensors and Nanomaterials) from Imperial College in London, UK in 2001. His research interests and expertise lie in the areas of Biosensors, Nanomaterials, Biotechnology and Nanotechnology. He has worked in research at the Center of Electronic Materials and Devices of Imperial College in London, UK and as manager of European and National programs of the MESL laboratory of the National Centre for Scientific Research, Demokritos in Athens. He is a member of the Electrochemical and British Biochemical Societies. Dr. Topoglidis has 15 scientific publications during his eight years of research and has presented his work in ten U.S./international conferences.

Dr. Topoglidis has impressive experience leading international research teams in academia to unlock nanotechnology solutions. He ranks among the first to extensively research the use of nanoporous surfaces for biosensing applications and has written numerous original nanotechnology-related publications which have been cited worldwide.

Platon Tzouvalis – President, and a Director

Platon Tzouvalis, M.Sc., was appointed Vice President of our company on February 14, 2006 and subsequently as the President on October 5, 2006. As a Biochemist and ex-Abbott Laboratories Associate, he is an experienced pharmaceutical industry professional. He has been a member of our company’s Scientific Advisory Board since May 2004. His expertise lies in the areas of Quality Control, Operational Procedures as well as Pharmaceutical Product and Process Improvement. He received his B.Sc. Degree in Biochemistry from the University of Illinois in 1990 and his Master's Degree in the same field from DePaul University at Chicago in 1995.

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

Dr. Evan Manolis - Director

Dr. Manolis was appointed a director of our company on May 8, 2007. Dr. Manolis received his B.S. from the University of Illinois at Chicago in 1987 and his M.D. in surgery from Southern Illinois University Medical School in 1991. He received extensive postgraduate training in general surgery internship and residency from the Medical College in Ohio. Dr. Manolis practices surgery in Chicago and Orland Park, Illinois and has been in the profession for sixteen years.

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended December 31, 2007. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors have performed and will perform adequately the functions of a nominating committee. The directors who perform the functions of a nominating committee are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Nomination Process

As of April 8, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, consisting of Platon Tzouvalis, Dr. Manos Topoglidis, Ron Lizee and Dr. Evan T. Manolis. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

LEGAL PROCEEDINGS

We are not aware of any legal proceedings in which any director or officer, any proposed director or officer or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any affiliate of any such director or officer, proposed director or officer or security holder, is a party adverse to our company or has a material interest adverse to our company.

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

Executive Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended December 31, 2007 and 2006, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Dimitri Goundis(1) Chief Executive Officer	2007 2006	Nil N/A	278,658 N/A	645,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Ronald Lizée Chief Financial Officer and a Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	21,804 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Manos Topoglidis Chief Technology Officer, Member of the Scientific Advisory Board and a Director	2007 2006	332,400 7,500	Nil Nil	Nil Nil	29,073 Nil	Nil Nil	Nil Nil	Nil Nil	48,000 7,500
Platon Tzouvalis President and a Director	2007 2006	615,150 25,200	Nil Nil	Nil Nil	409,820 Nil	Nil Nil	Nil Nil	Nil Nil	81,900 25,200

(1)	Dr. Goundis was appointed Chief Executive Officer of our company on September 3, 2007.

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table

Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Dimitri Goundis(1) Chief Executive Officer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Lizée Chief Financial Officer and a Director	100,000 150,000	Nil Nil	Nil Nil	2.50 0.50	May 3, 2016 Feb 12,2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Manos Topoglidis Chief Technology Officer, Member of the Scientific Advisory Board and a Director	200,000	Nil	Nil	0.50	Feb 12, 2017	Nil	Nil	Nil	Nil
Platon Tzouvalis President and a Director	250,000 600,000	Nil Nil	Nil Nil	0.50 1.00	Feb 12, 2017 Mar 12, 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Dr. Goundis was appointed Chief Executive Officer of our company on September 3, 2007.

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

We reimburse our directors for expenses incurred in connection with attending board meetings, but did not pay directors’ fees or other cash compensation for services rendered as a director in the periods ended December 31, 2007, 2006 and 2005.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On September 3, 2007, we entered into an employment agreement with our Chief Executive Officer, Dr. Dimitris Goundis, wherein Dr. Goundis agreed to serve as our Chief Executive Officer for a three year term in consideration for the issuance of 750,000 shares of our common stock to Dr. Goundis. The employment agreement also provides for issuance of further shares upon certain service milestones.

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

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of April 8, 2008 for: (i) each shareholder we know to be the beneficial owner of 5% or more of our shares of common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after April 8, 2008. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Ronald Lizée 102, 3550 Taylor Street East Saskatoon, Saskatchewan S7H 5H9	175,000(2)	0.84%
Dr. Manos Topoglidis Panagi Tsaldari 5, Maroussi Athens, Greece 315122	500,000(3)	2.41%
Platon Tzouvalis 4 Isminis St. Chalandri, Greece 315232	1,475,000(4)	6.9%
Dr. Dimitris Goundis STR. Katsimitrou 10 Ioannina, Greece	1,250,000(5)	5.98%
Dr. Evan Manolis 11311 Poplar Creek Lane Orland Park, IL 60462	403,031(6)	1.93%
Directors and Executive Officers as a Group	3,803,031	18.06%

(1)

Based on 20,656,481 shares of common stock issued and outstanding as of April 8, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes options to acquire an aggregate of 175,000 shares of common stock exercisable within 60 days.
(3)	Includes options to acquire an aggregate of 100,000 shares of common stock exercisable within 60 days.
(4)	Includes options to acquire an aggregate of 725,000 shares of common stock exercisable within 60 days.
(5)	Includes options to acquire an aggregate of 250,000 warrants exercisable within 60 days.
(6)	Includes warrants to acquire an aggregate of 178,788 warrants exercisable within 60 days.

Equity Compensation Plan Information

As at December 31, 2007, we do not have any compensation plans in place.

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

For the fiscal ended 2007, a total of $48,317 in fees was billed to our company by Lizée Gauthier, Certified General Accountants, of which our company’s Chief Financial Officer, Mr. Lizée, is the proprietor, for accounting work provided to our company by Mr. Lizée.

During the fiscal year ended 2007 our company paid $615,150 to our President, Platon Tzouvalis, $332,400 to our Chief Technology Officer, Dr. Manos Topoglidis and $923,658 to our Chief Executive Officer, Dr. Dimitris Goundis.

Corporate Governance

We currently act with 4 directors, consisting of Ronald Lizée, Dr. Manos Topoglidis, Platon Tzouvalis and Dr. Evan T. Manolis.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

ITEM 13.	EXHIBITS.

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed May 24, 2002, as amended).

3.2	Bylaws, as amended (incorporated by reference from our Registration Statement on Form 10-SB filed May 24, 2002, as amended).

(10)	Material Contracts

10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed February 16, 2006).

10.2	Development Agreement between our company and Molecular Vision Limited.

10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (incorporated by reference from our Current Report on Form 8-K filed September 28, 2007).

10.4	Letter Agreement dated February 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed February 19, 2008).

(31)	Section 302 Certification

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The aggregate fees billed by Amisano Hanson, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB and review of our quarterly 10-QSB’s for the fiscal years ended December 31, 2007 and 2006 were $57,961 and $55,459 respectively.

Tax Fees

Our company did not pay for any tax fees during the fiscal year ended 2007 and 2006.

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

Our board of directors has considered the nature and amount of fees billed by Amasano Hanson for the fiscal year ended December 31, 2007, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS, INC.

By:	/s/ Dimitri Goundis
Dr. Dimitri Goundis, Chief Executive Officer
(Principal Executive Officer)
Date: April 15, 2008

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dimitri Goundis
Dr. Dimitri Goundis, Chief Executive Officer
(Principal Executive Officer)
Date: April 15, 2008

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2008

By:	/s/ Platon Tzouvalis
Platon Tzouvalis, President and Director
Date: April 15, 2008

By:	/s/ Manos Topoglidis
Dr. Manos Topoglidis, Director
Date: April 15, 2008