Form 10-Q
period 2008-03-31
ACRONGENOMICS INC
filed 2008-05-20
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to: ___________________

Commission File Number: 000-49833

ACRONGENOMICS INC.
(Exact name of registrant as specified in its charter)

Nevada	52-2219285
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Rue Kleberg, CH-1201 Geneva, Switzerland
(Address of principal executive offices) (Zip code)

+41 2271 65 300
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
20,656,481 common shares issued and outstanding as of May 12, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Stated in US Dollars)

(Unaudited)

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

3
ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2008 and December 31, 2007
(Stated in US Dollars)
(Unaudited)

	March 31,	December 31,
ASSETS	2008	2007

Current
Cash	$34,593	$343,695
Prepaid expenses and deposit – Note 7	161,518	22,280

	196,111	365,975
Long-term investment – Note 6	1,097,639	-

	$1,293,750	$365,975

LIABILITIES

Current
Accounts payable and accrued liabilities– Notes 3 and 6	$1,630,439	$1,613,170
Loans payable – Note 4	1,000	1,000

	1,631,439	1,614,170

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Notes 5, 6, 7 and 8
100,000,000 shares authorized
20,656,481 shares issued (2007: 17,866,471)	20,656	17,866
Additional paid-in capital	16,820,428	14,508,056
Share subscriptions – Notes 5	-	(3,300)
Deficit accumulated during the development stage	(17,178,773)	(15,770,817)

	(337,689)	(1,248,195)

	$1,293,750	$365,975

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended March 31, 2008 and March 31, 2007 and for the period August 17, 1999 (Date of Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Three Months Ended		Inception) to
	March 31,		March 31,
	2008	2007	2008
			(Cumulative)

Expenses
Accounting and audit fees – Note 3	$66,569	$37,805	$449,922
Amortization of patents	-	-	741,430
Appraisals	-	-	14,500
Bank charges	1,788	403	14,470
Consulting fees – Notes 3	138,440	49,971	1,980,344
Legal fees – Note 3	29,086	9,331	285,081
Management fees – Note 3	454,510	51,753	3,163,688
Office and miscellaneous	1,889	4,781	100,614
Rent – Note 3	12,604	-	61,369
Research and development – Note 3	648,407	-	9,202,266
Transfer agent and filing fees	1,583	-	27,913
Travel	50,798	4,098	381,867
Write down of patents	-	-	8,004,447

Operating loss	(1,410,776)	(158,142)	(25,007,407)

Interest income	180	6	23,118
Foreign exchange gain (loss)	2,640	(6)	7,514

Loss from continuing operations	(1,407,956)	(158,142)	(24,976,775)
Loss from discontinued operations	-	-	(41,998)

Net loss	$(1,407,956)	$(158,142)	$(25,018,773)

Basic and diluted loss per share – continuing operations	$(0.07)	$(0.01)

Weighted average shares outstanding	19,318,874	14,301,730

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2008 and 2007 and
for the period August 17, 1999 (Date of Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Three Months Ended		Inception) to
	March 31,		March 31,
	2008	2007	2008
			(Cumulative)
Cash Flows used in Operating Activities
Loss from continuing operations	$(1,407,956)	$(158,142)	$(24,976,775)
Items not affecting cash:
Amortization	-	-	741,430
Shares issued to settle accounts payable	-	-	626,000
Shares issued as signing bonus	-	-	645,000
Shares issued for services	128,850	-	128,850
Stock-based compensation	122,654	24,324	1,549,579
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	(20,488)	-	(42,768)
Accounts payable and accrued liabilities	963,169	51,442	2,576,339

Net cash used in operating activities	(213,771)	(82,376)	(10,747,898)

Cash Flows used in Investing Activity
Long-term investment	(1,097,639)	-	(1,097,639)
Patents	-	-	(121,877)

Net cash used in investing activities	(1,097,639)	-	(1,219,516)

Cash Flows provided by Financing Activities
Common stock issued for cash	1,002,308	335,000	11,672,698
Stock purchase warrants	-	-	370,307
Increase (decrease) in loan payable	-	-	1,000
Advances from/to discontinued operations of disposed subsidiary	-	-	(41,998)

Net cash provided by financing activities	1,002,308	335,000	12,002,007

Increase (decrease) in cash during the period	(309,102)	252,624	34,593

Cash, beginning of period	343,695	4,552	-

Cash, end of period	$34,593	$257,176	$34,593

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

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

Continued
ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
			Common Stock			Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

Balance, December 31, 2004		15,565,550	15,565	10,314,734	426,329	(1,920,267)	8,836,361
Capital stock issued for cash	- at $2.30	72,500	73	166,677	-	-	166,750
	- at $2.40	108,168	108	259,495	-	-	259,603
	- at $3.50	551,443	551	1,929,499	-	-	1,930,050
	- at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for
commission	- at $4.00	81,337	82	325,266	-	-	325,348
Less: commission		-	-	(325,348)	-	-	(325,348)
commission		-	-	(24,900)	-	-	(24,900)
Capital stock issued for cash
pursuant to exercise of warrants	- at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	364,000
Capital stock issued for
consulting services	- at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing
operations		-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from
subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Net loss from discontinued
operations		-	-	-	-	(1,935)	(1,935)

Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares – Note 11		(4,000,000)	(4,000)	(7,836,000)	-	7,840,000	-
Stock-based compensation		-	-	529,673	-	-	529,673
Capital stock issued for cash	- at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)

Balance, December 31, 2006		14,131,457	14,131	10,475,544	40,000	(10,714,700)	(185,025)
Capital stock issued for cash:	- at $0.50	220,000	220	109,780	(40,000)	-	70,000
	- at $0.80	250,000	250	199,750	-	-	200,000
	- at $1.10	2,230,924	2,231	2,451,785	(3,300)	-	2,450,716
Capital stock issued for
commission:	- at $0.50	22,000	22	10,978	-	-	11,000
	- at $0.75	20,000	20	14,980	-	-	15,000
	- at $1.10	84,090	84	92,415	-	-	92,499
Less: commission – cash		-	-	(64,021)	-	-	(64,021)
commission – stock		-	-	(118,499)	-		(118,499)
Stock as bonus	- at $0.86	750,000	750	644,250	-	-	645,000
Stock issued to settle accounts
payable	- at $1.00	158,000	158	157,842			158,000
Stock-based compensation		-	-	533,252	-	-	533,252
Net loss for the year		-	-	-	-	(5,056,117)	(5,056,117)

Balance, December 31, 2007		17,866,471	17,866	14,508,056	(3,300)	(15,770,817)	(1,248,195)

…/cont’d

SEE ACCOMPANYING NOTES

Continued
ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
			Common Stock			Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

Balance, December 31, 2007		17,866,471	17,866	14,508,056	(3,300)	(15,770,817)	(1,248,195)
Stock subscription received					3,300		3,300
Capital stock issued for cash:	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
Capital stock issued for services:	- at $0.95	300,000	300	284,700	-	-	285,000
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
Less: commission – cash		-	-	(100,000)	-	-	(100,000)
Stock-based compensation		-	-	122,654	-	-	122,654
Loss for the year		-	-	-	-	(1,407,956)	(1,407,956)

Balance, March 31, 2008		20,656,481	$20,656	$16,820,428	$-	$(17,178,773)	$(337,689)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 annual financial statements.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage. The Company’s business is research and development in the field of life science including BioLED technology.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $17,178,773 since its inception, has a working capital deficiency of $1,435,328 and expects to incur further losses in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Related Party Transactions – Notes 5 and 7

The Company incurred the following charges with companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s president; the research and development expenditures were paid to a company in which a former officer and director of the Company is the spouse of the Company’s former president:

			August 17,
			1999 (Date of
	Three Months Ended		Inception) to
	March 31,		March 31,
	2008	2007	2008

Accounting fees	$27,625	$10,600	$217,524
Consulting fees	45,100	26,400	442,401
Legal fees	-	-	60,656
Management fees	424,510	21,753	2,978,888
Rent	-	-	36,000
Research and development	-	-	5,604,189

	$497,235	$58,753	$9,339,658

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at March 31, 2008 includes $577,992 (December 31, 2007: $1,166,568) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Note 4	Loans Payable

Loans payable are unsecured, non-interest bearing and has no specific terms for repayment.

Note 5	Capital Stock – Notes 6, 7 and 8

Commitments

Share Purchase Warrants

At March 31, 2008, there are 2,658,223 (December 31, 2007: 1,548,213) share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

Note 5	Capital Stock – Notes 6, 7 and 8 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at March 31, 2008:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

45,455	$2.00	September 5, 2008
374,648	$1.50	October 23, 2008
35,000	$1.50	October 27, 2008
395,500	$1.25	July 31, 2008
165,000	$1.50	February 28, 2009
347,610	$1.50	April 20, 2009
45,000	$1.50	August 1, 2009
1,250,010	$1.60	August 15, 2009

2,658,223	$1.52

A summary of changes in the Company’s share purchase warrants for the three months ended March 31, 2008 and December 31, 2007 is presented below:

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning
of year	1,548,213	$1.42	737,334	$1.33
Granted	1,295,010	$1.60	1,548,213	$1.42
Expired	(185,000)	$1.20	(737,334)	$1.33
Outstanding and exercisable,
end of year	2,658,223	$1.42	1,548,213	$1.42

On February 12, 2008, 110,000 warrants expired without being exercised and on March 23, 2008, 75,000 warrants expired without being exercised.

The weighted average life remaining of all share purchase warrants is 1.01 years.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 4

Note 5	Capital Stock – Notes 6, 7 and 8 – (cont’d)

Commitments – (cont’d)

Share Purchase Options

As at March 31, 2008, there were 3,500,000 (December 31, 2007: 3,500,000) share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held. The following table summarizes the stock options outstanding as at March 31, 2008:

Exercise
Number Outstanding	Price	Expiry Date

200,000	$2.50	May 3, 2016
600,000	$1.00	March 22, 2012
700,000	$0.50	February 12, 2017
* 2,000,000	$0.50	5 years upon reaching
		certain milestones
3,500,000

*

The vesting of 2,000,000 options granted are contingent upon the performance milestones which have not yet been achieved as at March 31, 2008, therefore, no compensation has been recorded on these options (Note 6).

A summary of changes in the Company’s stock options for the years ended March 31, 2008 and the year ended December 31, 2007 is presented below:

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of
year	3,500,000	$0.70	400,000	$2.75
Granted	-	-	3,300,000	$0.59
Expired	-	-	(200,000)	$3.00

Outstanding, end of year	3,500,000	$0.70	3,500,000	$0.70

Exercisable, end of year	1,150,000	$0.67	675,000	$0.57

The weighted average contractual life remaining of all stock options granted is 6.80 years.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 5

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The unvested options will only vest and be exercisable at a future date and/or upon specific milestones being reached as follows:

Options	Vesting Date
175,000	August 12, 2008
175,000	February 12, 2009
350,000
2,000,000	Vest at 25% upon reaching certain milestones
2,350,000

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted below. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

	March 31, 2008	December 31, 2007

Expected dividend yield	-	0.0%
Expected volatility	-	83.0% - 90.8%
Risk-free Interest Rate	-	4.04% – 4.81%
Term in years	-	5.0 – 10.0
Fair value	-	$0.33 - $1.01

The expected volatility is calculated based on the Company’s historical share price and the expected term in years is calculated using the Simplified Method as defined in SAB 107.

During the year ended December 31, 2007, the Company granted a consultant and directors and officers of the Company 1,300,000 stock options with a total fair value of $777,500 (no compensation expense has been recorded for the 2,000,000 options granted as their vesting is contingent upon performance). As the 1,300,000 stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the three months ended March 31, 2008 was $122,654 ($8,515 has been credited to consulting fees and $131,169 has been included with management fees).

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 6

Note 5	Capital Stock – Notes 6 and 7 – (cont’d)

Commitments – (cont’d)

Share Subscriptions

During the three months ended March 31, 2008, the Company received the $3,300 share subscription receivable.

Note 6	Commitments – Notes 5 and 8

a)

By an agreement dated July 1, 2006, the Company agreed to pay $10,000 per month for management and operational services for offices in Geneva, Switzerland. The agreement is on a month-to-month basis and will renew on a monthly basis unless terminated by either party with 30 days prior notice.

b)

By an agreement dated February 13, 2007 and amended May 23, 2007, the Company will collaborate with Molecular Vision Ltd. (“Molecular”), a UK company, to acquire the exclusive rights to commercialize certain technology relating to the analysis/diagnostic fields (BioLED Technology), to contract Molecular to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay $4,667,719 (GBP£2,325,000) (this sum is in addition to the GBP£575,000 previously paid under the February 13, 2007 agreement) over 3 years (noted below) and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share. The options will vest at 50% per milestone and will be exercisable within a period of 5 years from the date of vesting. As the vesting of the share purchase options granted are contingent upon the performance milestones, which have not yet been achieved and uncertain as to whether they will be achieved, as at March 31, 2008, no value is ascribed to them until it is likely that they would be vested.

Payment schedule:

	US$	GBP£

May 2007 (paid)	598,645	300,000
September 2007 (GBP£530,000 paid)	1,126,235	550,000
March 2008	648,473	325,000
October 2008	1,147,183	575,000
April 2009	1,147,183	575,000

	4,667,719	2,325,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 7

Note 6	Commitments – Notes 5 and 8 – (cont’d)

b)	– (cont’d)

The term of the agreement is until November 23, 2009, unless terminated earlier or the Company extends the term.

Molecular also grants to the Company an exclusive, worldwide, perpetual license to the intellectual property to develop and commercialize it, subject to the payment to the vendor of a royalty of 30% of gross receipts.

On January 31, 2008, by a Heads of Terms agreement dated in November 2007 and amended February 1, 2008, the Company acquired 10.9% of the share capital of Molecular for $1,097,639 (GBP£550,000). Molecular specializes in the development of miniaturized Point of Care medical diagnostic devices.

As at March 31, 2008, the Company has included $688,354 (GBP₤345,000) (December 31, 2007: $39,946 (GBP₤20,000)) as an amount payable with respect to the September 2007 and March 2008 payment.

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

i)

750,000 common shares of the Company upon receiving United States Food and Drug Administration approval for the Company’s technology applications or when the Company’s market capitalization reaches or exceeds $60 million calculated based on the daily closing prices.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 8

Note 6	Commitments – Notes 5 and 8 – (cont’d)

f)	– (cont’d)

ii)

1,000,000 common shares of the Company upon commercial manufacturing of the technology applications or when the Company’s market capitalization reaches or exceeds $90 million calculated based on the daily closing prices.

During the year ended December 31, 2007, 750,000 common shares were issued to the CEO valued at $645,000 as a signing bonus which has been included in management fees. As at March 31, 2008, $491,749 (December 31, 2007: $278,658) was accrued and included with accounts payable and accrued liabilities with respect to the performance bonus shares.

Note 7	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded form the statements of cash flows.

During the three months ended March 31, 2008, the Company recorded stock-based compensation expense of $122,654 charged to statement of operations.

During the three months ended March 31, 2008, the Company issued 150,000 common shares at $0.95 per share as prepayment for consulting services to be received from February 1, 2008 to February 1, 2009 and at March 31, 2008, $118,750 was included in prepaid expenses. During the three months ended March 31, 2008, the Company recorded consulting fees of $23,750 charged to the statements of operations.

During the three months ended March 31, 2008, the Company issued 150,000 common shares at $0.95 per share for consulting services provided to the Company during the period form April 1, 2007 to February 1, 2008. As at December 31, 2007, $128,250 had been accrued and included with accounts payable and accrued liabilities. During the three months ended March 31, 2008, the Company recorded consulting fees of $14,250 charged to the statements of operations.

During the three months ended March 31, 2008, the Company issued 1,150,000 common shares at $0.79 per share to the directors of the Company in recognition for their services provided. As at December 31, 2007, $817,650 had been accrued and included with accounts payable and accrued liabilities. During the three months ended March 31, 2008, the Company recorded management fee of $59,250 and consulting fee of $31,600 charged to the statements of operations.

These transactions have been excluded from the statements of cash flows.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 9

Note 8	Subsequent Events

a)

On April 1, 2008, the Company entered into a consulting agreement at $10,000 per month. The agreement is for one year and renewable at the end of the every term. In addition, the consultant will receive $20,000 as a signing bonus, 100,000 share purchase options exercisable at $0.50 per share in exchange for the 100,000 share purchase options held by the consultant exercisable at $2.50 per share and an additional 200,000 share purchase options exercisable at $0.50 per share. The 200,000 share purchase options received will vest at a rate of 25% every six months. All of the options granted to the consultant will be exercisable until April 1, 2018. The Company shall keep replacing every 50,000 block of exercisable stock options by granting a new block of the same number of stock options every six months at a new price, based on the ten days’ average stock price at that time.

	b)	On April 1, 2008, the Company entered into a consulting agreement at $5,000 per month. The agreement is for one year period ending March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Acrongenomics” refer to Acrongenomics, Inc., unless otherwise indicated.

Overview

We were incorporated under the laws of the State of Nevada on August 17, 1999 under the name Cellway Ventures Inc. On February 25, 2004, we changed the name of our company to “Acrongenomics, Inc.”.

We are a development stage company focusing on investing and commercializing novel technology platforms concerning the life sciences sector. We are presently engaged in the business of the development of BioLED Technology, combining microfluidics and polymer Light Emitting Diodes (pLED) for use in future Point-of-Care diagnostic devices. On May 23, 2007, we entered into an amended Development Agreement with Molecular Vision Limited, a research company registered in London, England. Molecular Vision Limited, has developed, within their fields of research at Imperial College in London, UK, a technology platform combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED) to deliver potentially affordable, intelligent and readily portable Point-Of-Care (POC) medical diagnostic devices. The technology platform combining microfluidics and pLED is known as “BioLED Technology”. Under the amended Development Agreement with Molecular Vision Limited, we acquired the exclusive rights to develop and commercialize the existing intellectual properties related to the BioLED Technology and have first refusal rights to develop any additional applications derived from Molecular Vision’s pipeline. As consideration for the rights we acquired in the agreement, we agreed to pay a total £2,325,000 and grant 2,000,000 options at an exercise price of $0.50 to Molecular Vision Limited.

Over the next twelve months we will continue to work with Molecular Vision Limited to develop the prototype Point-of-Care testing device for diabetes management and cardiovascular testing. Presently we are working with Molecular Vision Limited and Pearson Matthews, a specialist design development company, and expect by the end of 2008 or early 2009 we will fabricate our final prototype Point-of-Care device which will be used for the detection of albumin and creatinine in urine (in order to perform multiple testing on the device), as well as the detection of myoglobin (cardiac marker) first in solution and then in whole blood. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration for approval.

We have incurred operating losses since inception, have not generated any revenues, and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2008 aggregated $17,178,773. We have incurred net losses as a result of our operation expenses, including research and development expenses and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion.

We estimate our expenses in the next twelve months will be approximately $2,850,000, generally falling in two major categories: $2,000,000 in research and development expenses and $850,000 in general and administrative expenses.

Research and Development Expenses

For the next twelve months, we estimate that our research and development expenses will be approximately $2,000,000. We will make payments to Molecular Vision Limited as required under the amended Development Agreement for Molecular Vision Limited to carry out the research and development projects we have outlined for the next twelve months.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $850,000. These expenses will include approximately $450,000 on consulting, stock-based compensation and investor relations, approximately $200,000 on office supplies, office rent, travel and accommodations and $200,000 on professional fees, which consist primarily of accounting, auditing fees for the year-end audit and legal fees for securities advices, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the next twelve months. Our future products will likely not be ready for sale for at least one year, if at all.

Results of Operations

Revenue

We have earned no revenue since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

We incurred operating expenses in the amount of $1,407,956 for the quarter ended March 31, 2008, compared with expenses of $158,142 the same period from the previous year.

We incurred the following operating expenses for the three month periods ended March 31, 2007 and 2008:

	Three Months Ended
	March 31,
Expenses	2008	2007
Accounting and audit fees	$66,569	$37,805
Bank charges	1,788	403
Consulting fees	138,440	47,400
Legal fees	29,086	9,331
Management fees	454,510	54,324
Office and miscellaneous	1,889	4,781
Rent	12,604	-
Research and development	648,407	-
Transfer agent and filing fees	1,583	-
Travel	50,798	4,098
	$1,410,776	$158,142

Accounting and audit fees were $66,569 and $37,805 for the three month periods ended March 31, 2008 and 2007, respectively. The increase in accounting and audit fees was primarily attributable to increased business activities of our company.

Consulting fees were $138,440 and $49,971 for the three month periods ended March 31, 2008 and 2007, respectively. The increase in consulting fees was primarily attributable to charges recorded by our company for the issuance of shares to consultants.

Legal fees were $29,086 and $9,331for the three month periods ended March 31, 2008 and 2007, respectively. The increase in legal fees was primarily attributable to increased business activities of our company and the acquisition of 10.9% of Molecular Vision Limited.

Management fees were $454,510 and $51,753 for the three month periods ended March 31, 2008 and 2007, respectively. The increase in management fees was primarily attributable to charges recorded by our company for the issuance of shares and options to our officers and directors.

Research and development fees were $648,407 and nil for the three month periods ended March 31, 2008 and 2007, respectively. The increase in research and development fees was primarily attributable to development and testing costs of the Molecular Vision diagnostic devices.

Liquidity and Capital Resources

	March 31, 2008	December 31, 2007	Change
Current Assets	$196,111.00	$365,975.00	-46.4%
Current Liabilities	$1,631,439.00	$1,614,170.00	+1.0%
Working Capital Surplus (Deficit)	$1,435,328.00)	$(1,248,195.00)	-72.9%

We had cash on hand of $34,593 as at March 31, 2008, compared with $343,695 as at December 31, 2007. We had a working capital deficit of $1,435,328 at March 31, 2008, compared to a working capital deficit of $1,248,195 as at December 31, 2007.

We do not currently have sufficient amount of cash to satisfy our cash requirements for the next 12 months. We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. We may not be able to obtain any additional financing on terms acceptable to us, if at all, or we may not raise as much as we need. If adequate additional funds are not available when required, we will have to delay, scale-back or eliminate some of our research or development activities or some other aspects of our operations and our business will be materially and adversely affected. If we raise additional funds through the sale of our equity securities, existing shareholders will experience a dilution of their interest in our company. Obtaining commercial loans or related party loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2008, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer).

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Shares of our common stock are speculative, especially since we are in the development stage of our new business. We operate in a volatile sector of business that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

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

We must obtain the approval from the Food and Drug Administration and respective European regulatory bodies prior to the commercialization of our future Point-of-Care testing devices. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our BioLED Technology, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our technology and our potential products.

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

In addition to the penny stock rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2008, we issued 300,000 common shares at $0.95 per share to two consultants for past and future services to be rendered. We issued the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 1, 2008, we issued 90,000 units at $1.10 per unit for total proceeds of $99,000. Each unit consists of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder the right to purchase one common share of our company at $1.50. The warrants expire on August 1, 2009. We issued the units to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On February 14, 2008, we issued 1,150,000 common shares at $0.79 per share to two of our officers as a bonus for past services. We issued the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 15, 2008, we issued 1,250,010 units at $0.80 per unit for total proceeds of $1,000,008. Each unit consists of one share of common share and one common share purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of our company at $1.60. The warrants expire on August 15, 2009. We issued the units to two non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

29

ITEM 6. EXHIBITS.

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed May 24, 2002, as amended).
3.2	Bylaws, as amended (incorporated by reference from our Registration Statement on Form 10- SB filed May 24, 2002, as amended).
(10)	Material Contracts
10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed February 16, 2006).
10.2	Development Agreement between our company and Molecular Vision Limited.
10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (incorporated by reference from our Current Report on Form 8-K filed September 28, 2007).
10.4	Letter Agreement dated February 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed February 19, 2008).
(31)	Section 302 Certification
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRONGENOMICS, INC.

By:	/s/ Dimitri Goundis
Dr. Dimitri Goundis
Chief Executive Officer
(Principal Executive Officer)
Date: May 20, 2008

By:	/s/ Ron Lizée
Ron Lizée
Chief Financial Officer, Secretary, and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 20, 2008