Form 10-Q/A
period 2008-03-31
ACRONGENOMICS INC
filed 2008-05-23
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

We are filing this amendment on Form 10-Q/A to our quarterly report on Form 10-Q for the period ending March 31, 2008, originally filed May 20, 2008, for the purpose of adding Note 9 to the financial statements.

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

4
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

	b)	On April 1, 2008, the Company entered into a consulting agreement at $5,000 per month. The agreement is for one year period ending March 31, 2009.

Note 9	Comparative Figures

Certain of the March 31, 2007 figures have been reclassified to conform with the presentation used in current period.

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
Date: May 22, 2008

By:	/s/ Ron Lizée
Ron Lizée
Chief Financial Officer, Secretary, and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 22, 2008