Form 10-Q
period 2008-06-30
ACRONGENOMICS INC
filed 2008-08-19
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to: _______________

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
Yes [ ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,496,481 common shares issued and outstanding as of August 12, 2008.

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited financial statements for the quarter ended June 30, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Stated in US Dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

Current
Cash	$56,553	$343,695
Prepaid expenses and deposit – Note 9	100,053	22,280

	156,606	365,975
Long-term investment – Note 3 and 8	1,097,639	-

	$1,254,245	$365,975

LIABILITIES

Current
Accounts payable and accrued liabilities– Note 5	$589,710	$1,613,170
Notes payable – Note 4	614,769
Loans payable – Note 6	1,000	1,000

	1,205,479	1,614,170

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Notes 4, 7, 8, 9 and 10
100,000,000 shares authorized
21,206,481 shares issued (2007: 17,866,471)	21,206	17,866
Additional paid-in capital	18,093,870	14,508,056
Share subscriptions receivable – Note 7	-	(3,300)
Shares subscribed – Note 7	50,000	-
Deficit accumulated during the development stage	(18,116,310)	(15,770,817)

	48,766	(1,248,195)

	$1,254,245	$365,975

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2008 and June 30, 2007 and for the period August 17, 1999 (Date of Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

					August 17,
					1999 (Date of
	Three Months Ended		Six Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
					(Cumulative)

Expenses
Accounting and audit fees – Note 5	$19,426	$19,898	$85,995	$57,703	$469,348
Amortization of patents	-	-	-	-	741,430
Appraisals	-	-	-	-	14,500
Bank charges	630	1,047	2,418	1,450	15,100
Consulting fees – Notes 5, 7 and 9	347,470	49,500	485,910	96,900	2,327,814
Interest on notes payable – Notes 4 and 5	170,697	-	170,697	-	170,697
Legal fees – Note 5	6,123	7,480	35,209	16,811	291,204
Management fees – Notes 5, 7 and 9	367,148	121,677	821,658	176,001	3,530,836
Office and miscellaneous	2,075	3,358	3,964	8,139	102,689
Rent – Note 5	15,279	-	27,883	-	76,648
Research and development – Note 5	-	598,645	648,407	598,645	9,202,266
Transfer agent and filing fees	1,775	2,078	3,358	2,078	29,688
Travel	11,648	2,485	62,446	6,583	393,515
Write down of patents	-	-	-	-	8,004,447

Operating loss	(942,271)	(806,168)	(2,353,047)	(964,310)	(25,949,678)

Interest income	-	136	180	142	23,118
Foreign exchange gain	4,734	1,067	7,374	1,061	12,248

Loss from continuing operations	(937,537)	(804,965)	(2,345,493)	(963,107)	(25,914,312)
Loss from discontinued operations	-	-	-	-	(41,998)

Net loss	$(937,537)	$(804,965)	$(2,345,493)	$(963,107)	$(25,956,310)

Basic and diluted loss per share – continuing
operations	$(0.05)	$(0.00)	$(0.12)	$(0.07)

Weighted average shares outstanding	20,765,272	15,230,513	20,042,028	14,768,687

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30 2008 and 2007 and
for the period August 17, 1999 (Date of Inception) to June 30,2008
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Six Months Ended		Inception) to
	June 30,		June 30,
	2008	2007	2008
			(Cumulative)
Cash Flows used in Operating Activities
Loss from continuing operations	$(2,345,493)	$(963,107)	$(25,914,312)
Items not affecting cash:
Amortization	-	-	741,430
Shares issued to settle accounts payable	-	-	626,000
Shares issued as signing bonus	908,500	-	1,553,500
Shares issued for services	493,375	-	493,375
Stock-based compensation	365,743	116,001	1,792,668
Interest on notes payable	170,697	-	170,697
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	5,352	(459,425)	(16,928)
Accounts payable and accrued liabilities	(534,121)	97,052	1,079,049

Net cash used in operating activities	(935,947)	(1,209,479)	(11,470,074)

Cash Flows used in Investing Activity
Long-term investment	(1,097,639)	-	(1,097,639)
Patents	-	-	(121,877)

Net cash used in investing activities	(1,097,639)	-	(1,219,516)

Cash Flows provided by Financing Activities
Common stock issued for cash	999,009	1,223,103	11,669,399
Stock purchase warrants	-	-	370,307
Increase in loan payable	-	-	1,000
Issuance of notes payable	694,136	-	694,136
Shares subscriptions	53,300	-	53,300
Advances from/to discontinued operations of disposed subsidiary	-	-	(41,998)

Net cash provided by financing activities	1,746,444	1,223,103	12,746,143

Increase (decrease) in cash during the period	(287,142)	13,624	56,553

Cash, beginning of period	343,695	4,552	-

Cash, end of period	$56,553	$18,176	$56,553

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to June 30, 2008
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
For the period August 17, 1999 (Date of Inception) to June 30, 2008
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

Continued
ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional		During the
				Paid-in	Stock	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Stage	Total

	Balance, December 31, 2007	17,866,471	17,866	14,508,056	(3,300)	(15,770,817)	(1,248,195)
	Stock subscription received				3,300		3,300
	Capital stock issued for cash:
	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
	Capital stock issued for
services:	- at $0.95	300,000	300	284,700	-	-	285,000
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
	- at $0.53	550,000	550	290,950	-	-	291,500
	Less: commission – cash	-	-	(100,000)	-	-	(100,000)
	Stock-based compensation	-	-	365,743	-	-	365,743
	Convertible notes – Note 4	-	-	247,654	-	-	247,654
	Stock subscriptions – Note 4	-	-	-	50,000	-	50,000
	Shareholder contribution
- Note 8		-	-	491,749	-	-	491,749
	Net loss for the period	-	-	-	-	(2,345,493)	(2,345,493)

	Balance, June 30, 2008	21,206,481	$21,206	$18,093,870	$50,000	$(18,116,310)	$48,766

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2008
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

Note 2	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage. The Company’s business is research and development in the field of life science including BioLED technology.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $18,116,310 since its inception, has a working capital deficiency of $1,048,873 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Long-Term Investment – Note 8

On January 31, 2008, by a Heads of Terms agreement dated in November 2007 and amended February 1, 2008, the Company acquired 10.9% of the share capital of Molecular Vision Ltd., a UK Company, for $1,097,639 (GBP£550,000). Molecular specializes in the development of miniaturized Point of Care medical diagnostic devices.

Note 4	Notes Payable

a)

On June 12, 2008 the Company was loaned $394,136 by a director of the Company by the issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. The note may be converted into common shares of the Company at any time and at the option of the lender at the rate of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance. The note is secured by an interest in all property of the company.

b)

On June 17, 2008 the Company was loaned $300,000 by the issuance of a convertible promissory note, maturing on September 30, 2008, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. The note may be converted into common shares of the Company at any time and at the option of the lender at the rate of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 for a period of two years from the date of issuance. The note is secured by an interest in all property of the Company and a further guarantee by a third party.

An amount of $247,654 has been recorded in additional paid-in capital at June 30, 2008, for the fair value of the beneficial conversion feature of the notes, $168,287 has been amortized into income as interest on notes payable and $79,367 is the discount remaining on the notes.

Note 5	Related Party Transactions – Notes 4, 7 and 8

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

Note 5	Related Party Transactions – Notes 4, 7 and 8 – (cont’d)

					August 17,
					1999 (Date of
	Three Months ended		Six Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Accounting fees	$10,720	$9,898	$38,345	$20,498	$228,244
Consulting fees	101,598	113,989	146,698	60,900	543,999
Interest on notes payable	-	-	159,209	-	159,209
Legal fees	-	-	-	-	60,656
Management fees	337,148	7,313	761,658	108,555	3,316,036
Rent	-	-	-	-	36,000
Research and development	-	-	-	-	5,604,189

	$449,446	$131,200	$1,105,910	$189,953	$9,948,333

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at June 30, 2008 includes $275,942 (December 31, 2007: $1,166,568) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Note 6	Loans Payable

Loans payable are unsecured, non-interest bearing and has no specific terms for repayment.

Note 7	Capital Stock – Notes 4, 8, 9 and 10

Commitments

Share Purchase Warrants

At June 30, 2008, there are 2,658,223 (December 31, 2007: 1,548,213) share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 4

Note 7	Capital Stock – Notes 4, 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at June 30, 2008:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

45,455	$2.00	September 5, 2008
374,648	$1.50	October 23, 2008
35,000	$1.50	October 27, 2008
395,500	$1.25	July 31, 2008
165,000	$1.50	February 28, 2009
347,610	$1.50	April 20, 2009
45,000	$1.50	August 1, 2009
1,250,010	$1.60	August 15, 2009

2,658,223

A summary of changes in the Company’s share purchase warrants for the six months ended June 30, 2008 and the year ended December 31, 2007 is presented below:

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning
of year	1,548,213	$1.42	737,334	$1.33
Granted	1,295,010	$1.60	1,548,213	$1.42
Expired	(185,000)	$1.20	(737,334)	$1.33
Outstanding and exercisable,
end of the period	2,658,223	$1.42	1,548,213	$1.42

On February 12, 2008, 110,000 warrants expired without being exercised and on March 23, 2008, 75,000 warrants expired without being exercised.

The weighted average life remaining of all share purchase warrants is 0.76 years.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 5

Note 7	Capital Stock – Notes 4, 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options

As at June 30, 2008, there were 4,200,000 (December 31, 2007: 3,500,000) share purchase options outstanding entitling the holders thereof to purchase one common share for each option held. The following table summarizes the stock options outstanding as at June 30, 2008:

	Exercise
Number Outstanding	Price	Expiry Date

100,000	$2.50	May 3, 2016
600,000	$1.00	March 22, 2012
700,000	$0.50	February 12, 2017
500,000	$0.60	March 31, 2018
300,000*	$0.50	April 1, 2018
2,000,000**	$0.50	5 years upon reaching
		certain milestones
4,200,000

*

200,000 share purchase options will vest at a rate of 25% every six months. The Company shall replace every 50,000 block of exercised share options by granting a block of the same number of stock options every six months at a new price based on the ten days average stock price at that time. An additional 100,000 share purchase options were granted at $0.50 per share in exchange for 100,000 share purchase options at $2.50 per share.

**

The vesting of 2,000,000 options granted are contingent upon the performance milestones which have not yet been achieved as at June 30, 2008, therefore, no compensation has been recorded on these options (Note 8).

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 6

Note 7	Capital Stock – Notes 4, 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

A summary of changes in the Company’s stock options for the years ended June 30, 2008 and the year ended December 31, 2007 is presented below:

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, beginning of
year	3,500,000	$0.70	400,000	$2.75
Granted	800,000	$0.56	3,300,000	$0.59
Expired	-		(200,000)	$3.00
Exchanged	(100,000)	$2.50	-

Outstanding, end of period	4,200,000	$0.63	3,500,000	$0.70

Exercisable, end of period	1,150,000	$0.93	675,000	$0.57

The weighted average contractual life remaining of all stock options granted is 6.69 years.

The unvested options will only vest and be exercisable at a future date and/or upon specific milestones being reached as follows:

Options	Vesting Date

250,000	July 1, 2008
175,000	August 12, 2008
300,000	October 1, 2008
175,000	February 12, 2009
50,000	April 1, 2009
50,000	October 1, 2009
50,000	April 1, 2010

1,050,000

2,000,000	Vest at 25% upon reaching certain milestones

3,050,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 7

Note 7	Capital Stock – Notes 4, 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black- Scholes option valuation model with the assumptions noted below. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

	June 30, 2008	December 31, 2007

Expected dividend yield	0.0%	0.0%
Expected volatility	82.53% – 94.36%	83.0% - 90.8%
Risk-free Interest Rate	3.57% – 4.80%	4.04% – 4.81%
Term in years	10.0	5.0 – 10.0
Fair value	$0.33 - $0.64	$0.33 - $1.01

The expected volatility is calculated based on the Company’s historical share price and the expected term in years is calculated using the Simplified Method as defined in SAB 107.

During the year ended December 31, 2007, the Company granted a consultant and directors and officers of the Company 1,300,000 stock options with a total fair value of $777,500 (no compensation expense has been recorded for the 2,000,000 options granted as their vesting is contingent upon performance). As the 1,300,000 stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the six months ended June 30, 2008 was $365,743 ($209,926 has been included in consulting fees and $155,817 has been included in management fees).

Share subscriptions

At June 30, 2008, the Company had received $50,000 pursuant to share subscription agreements for 125,000 units at $0.40 per unit. Each unit consists of one common share of the Company and one share purchase warrant exercisable into one additional common share of the Company for $0.75 for a period of two years from the date of issuance. These shares were issued subsequent to June 30, 2008.

During the six months ended June 30, 2008, the Company received the $3,300 share subscription receivable.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 8

Note 8	Commitments – Notes 4 and 7

a)

By an agreement dated July 1, 2006, the Company agreed to pay $10,000 per month for management and operational services for offices in Geneva, Switzerland. The agreement is on a month-to-month basis and will renew on a monthly basis unless terminated by either party with 30 days prior notice.

b)

By an agreement dated February 13, 2007 and amended May 23, 2007, the Company agreed to collaborate with Molecular Vision Ltd. (“Molecular”), a UK company, to acquire the exclusive rights to commercialize certain technology relating to the analysis/diagnostic fields (BioLED Technology), to contract Molecular to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay $4,702,864 (GBP£2,325,000) (this sum is in addition to the GBP£575,000 previously paid under the February 13, 2007 agreement) over 3 years (noted below) and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share. The options will vest at 50% per milestone and will be exercisable within a period of 5 years from the date of vesting. As the vesting of the share purchase options granted are contingent upon the performance milestones, which have not yet been achieved and uncertain as to whether they will be achieved, as at June 30, 2008, no value is ascribed to them until it is likely that they would be vested.

Payment schedule:

	US$	GBP£

May 2007 (paid)	598,645	300,000
September 2007 (paid)	1,126,235	550,000
March 2008 (paid)	683,618	325,000
October 2008	1,147,183	575,000
April 2009	1,147,183	575,000

	4,702,864	2,325,000

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 9

Note 8	Commitments – Notes 4 and 7 – (cont’d)

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

f)

On September 3, 2007, the Company entered into an agreement with a director of the Company to provide services as CEO. The agreement was for three years ending September 3, 2010. According to the terms of the agreement, the CEO would receive 750,000 common shares of the Company as a signing bonus and will be entitled to receive an additional 1,750,000 common shares as performance bonuses as follows:

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

During the year ended December 31, 2007, 750,000 common shares were issued to the CEO valued at $645,000 as a signing bonus which has been included in management fees. In addition, the Company accrued additional management fees based on the value of performance shares that were likely to be issued, on a pro-rated time basis, since September 3, 2007. During the six months ended June 30, 2008, the CEO resigned and it was determined that it would be unlikely that the performance shares would be issued. Consequently, the liability for the accrued fees totalling $491,749 was written off and has been shown as a contribution, as additional paid-in capital.

g)

On April 1, 2008, the Company entered into a consulting agreement with a director of the Company at $10,000 per month. The agreement is for one year ending March 1, 2009. In addition, the consultant received $20,000 as a signing bonus, 100,000 share purchase options exercisable at $0.50 per share in exchange for 100,000 share purchase options held by the consultant at $2.50 per share and an additional 200,000 share purchase options exercisable at $0.50 per share.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 10

Note 9	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the six months ended June 30, 2008, the Company recorded stock-based compensation expense of $365,743 charged to statement of operations.

During the six months ended June 30, 2008, the Company issued 150,000 common shares at $0.95 per share as prepayment for consulting services to be received from February 1, 2008 to February 1, 2009 and at June 30, 2008, $83,125 was included in prepaid expenses. During the six months ended June 30, 2008, the Company recorded consulting fees of $59,375 charged to the statements of operations.

During the six months ended June 30, 2008, the Company issued 150,000 common shares at $0.95 per share for consulting services provided to the Company during the period form April 1, 2007 to February 1, 2008. As at December 31, 2007, $128,250 had been accrued and included with accounts payable and accrued liabilities. During the six months ended June 30, 2008, the Company recorded consulting fees of $14,250 charged to the statements of operations.

During the six months ended June 30, 2008, the Company issued 1,150,000 common shares at $0.79 per share and 550,000 common shares valued at $0.53 per share to the directors of the Company in recognition for their services provided. As at December 31, 2007, $817,650 had been accrued and included with accounts payable and accrued liabilities. During the six months ended June 30, 2008, the Company recorded management fees of $350,750 and consulting fees of $31,600 charged to the statements of operations.

These transactions have been excluded from the statements of cash flows.

Note 10	Subsequent Event – Note 8

Subsequent to June 30, 2008, the Company received $193,100 pursuant to subscription agreements for 482,750 units at $0.40 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.75 for a period of two years from the date of issuance. Commissions of $24,310 will be paid in connection with these subscriptions and shares subscribed at June 30, 2008.

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

Over the next 12 months we will continue to work with Molecular Vision Limited to develop the prototype Point-of-Care testing device for diabetes management and cardiovascular testing. Presently we are working with Molecular Vision Limited and Pearson Matthews, a specialist design development company, and expect by the end of 2008 or early 2009 we will fabricate our final prototype Point-of-Care device which will be used for the detection of albumin and creatinine in urine (in order to perform multiple testing on the device), as well as the detection of myoglobin (cardiac marker) first in solution and then in whole blood. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration for approval.

We have incurred operating losses since inception, have not generated any revenues, and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2008 aggregated $25,107,186. We have incurred net losses as a result of our operation expenses, including research and development expenses and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion.

We estimate our expenses in the next 12 months will be approximately $1,920,000, generally falling in two major categories: $2,000,000 in research and development expenses and $1,620,000 in general and administrative expenses.

Liquidity and Capital Resources

	June 30, 2008	December 31, 2007	Change
Current Assets	$161,149	$365,975	204,826
Current Liabilities	$1,343,390	$1,614,170	270,780
Working Capital Surplus (Deficit)	$(1,182,241)	$(1,248,195)	65,954

We had cash on hand of $56,553 as at June 30, 2008, compared with $343,695 as at December 31, 2007. We had a working capital deficit of $1,182,241 at June 30, 2008, compared to a working capital deficit of $1,248,195 as at December 31, 2007..

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

Expenses

We incurred operating expenses in the amount of $93,147 for the quarter ended June 30, 2008, compared with expenses of $806,168 the same period from the previous year.

We incurred the following operating expenses for the three month periods ended June 30, 2008:

				Three
		Three Months		Months		Six Months		Six Months
		Ended		Ended		Ended		Ended
Expenses		June 2008		June 2007		June 2008		June 2007
Accounting and	$		$		$		$
audit fees		40,720		19,898		107,289		57,703
Bank charges		630		1,047		2,418		1,450
Consulting fees		165,145		49,500		331,100		96,900
Legal fees		6,123		7,480		35,209		16,811
Management fees		(150,249)		121,677		274,746		176,001
Office and
miscellaneous		2,075		3,358		3,964		8,139
Rent		15,280		-		27,883		-
Research and
development		-		598,645		648,407		598,645
Transfer agent and
filing fees		1,775		2,075		3,359		2,078
Travel		11,648		2,485		62,446		6,583
		$93,147		$806,168		$1,503,923		$964,310

Accounting and audit fees increased by $20,822 for the three month period ended June 30.

Consulting fees increased by $115,645 for the three month period ended June 30.

Legal fees decreased by $1,357 for the three month period ended June 30.

Management fees decreased by $271,926 for the three month period ended June 30, and was primarily attributable to cancellation of potential management bonus, since targets would not be attained.

Research and development fees decreased by $598,645 for the three month period ended June 30, and was due to no activity in this area.

For the next 12 months, we estimate that our research and development expenses will be approximately $300,000.

General and Administrative Expenses

For the next 12 months, we estimate that our general and administrative expenses will be approximately $1,620,000. These expenses will include approximately $1,020,000 on consulting, stock-based compensation and investor relations, approximately $360,000 on office supplies, office rent, travel and accommodations and $240,000 on professional fees, which consist primarily of accounting, auditing fees for the year-end audit and legal fees for securities advices, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the next 12 months. Our future products will likely not be ready for sale for at least one year, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During our most recently completed quarter ended June 30, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed May 24, 2002, as amended).
3.2	Bylaws, as amended (incorporated by reference from our Registration Statement on Form 10- SB filed May 24, 2002, as amended).
(10)	Material Contracts
10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed February 16, 2006).
10.2	Development Agreement between our company and Molecular Vision Limited. (incorporated by reference from our Current Report on Form 8-K filed February 20, 2007).
10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (incorporated by reference from our Current Report on Form 8-K filed September 28, 2007).
10.4	Letter Agreement dated February 1, 2008 with Molecular Vision Limited (incorporated by reference from our Current Report on Form 8-K filed February 19, 2008).
(31)	Section 302 Certification
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRONGENOMICS, INC.

By:	/s/ Platon Tzouvalis
Platon Tzouvalis
President
(Principal Executive Officer)
Date: August 18, 2008

By:	/s/ Ron Lizée
Ron Lizée
Chief Financial Officer, Secretary, and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 18, 2008