Form 10KSB/A
period 2007-12-31
ACRONGENOMICS INC
filed 2008-09-10
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

Fairfax House, 15 Fulwood Place, London UK WC1V 6AY
(Address of principal executive offices) (Zip code)

30 697 724 3620
(Registrant’s telephone number, including area code)

14 Rue Kleberg, CH-1201 Geneva, Switzerland
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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

EXPLANATORY NOTE

We are filing this amendment on Form 10-KSB/A to our annual report on Form 10-KSB for the period ending December 31, 2007, originally filed April 15, 2008, for the purpose of updating our controls and procedures and complying with Rules 13a-15 and 15d of the Exchange Act

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

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

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

The following financial statements are filed as part of this annual report:

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

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10‑KSB, these disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management has identified material weaknesses in our disclosure control processes regarding information technology systems. These weaknesses included inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

More specifically, management has identified the following weaknesses:

  Our company does not have a code of conduct or ethics;
  Management failed to complete its report on internal control over financial accounting in the Form 10-KSB annual report for the period ended December 31, 2007;
  Our company’s audit committee has no charter outlining duties and responsibilities;
  Our company does not have Human Resources policies and Procedures and Function Activities are not clearly defined;
  Our company does not have a specific Mission Statement or Key Performance indicators;
  Tax returns have not been filed for our company.  These are nil returns, as our company has not achieved profitability yet.

During the period covered by this annual report on Form 10-KSB, we have not been able to remediate the minor weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending December 31, 2008 in order to mitigate existing weaknesses.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting.

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting .

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certificates.

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-KSB.

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
Date: September 5, 2008

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Platon Tzouvalis
Platon Tzouvalis, President
(Principal Executive Officer)
Date: September 5, 2008

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 5, 2008

By:	/s/ Manos Topoglidis
Dr. Manos Topoglidis, Director
Date: September 5, 2008

By:	/s/ Evan T. Manolis
Evan T. Manolis, Director
Date: September 5, 2008