Form 10-Q/A
period 2008-06-30
ACRONGENOMICS INC
filed 2008-09-17
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A

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

Explanatory Note

We are filing this amendment on Form 10-Q/A to our quarterly report on Form 10-Q for the period ending June 30, 2008, originally filed August 18, 2008, for the purpose of:

  updating Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

  updating Item 4. Controls and Procedures to comply with Rules 13A-15 and 15d of the Exchange Act.

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

We have incurred operating losses since inception, have not generated any revenues, and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2008 aggregated $25,956,310 . We have incurred net losses as a result of our operation expenses, including research and development expenses and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion.

We estimate our expenses in the next 12 months will be approximately $1,920,000, generally falling in two major categories: $ 3,000,000 in research and development expenses and $1,620,000 in general and administrative expenses.

Liquidity and Capital Resources

	June 30, 2008	December 31, 2007	Change
Current Assets	$156,606	$365,975	209,369
Current Liabilities	$1,205,479	$1,614,170	408,691
Working Capital Surplus (Deficit)	$(1,048,873)	$(1,248,195)	199,322

We had cash on hand of $56,553 as at June 30, 2008, compared with $343,695 as at December 31, 2007. We had a working capital deficit of $1,048,873 at June 30, 2008, compared to a working capital deficit of $1,248,195 as at December 31, 2007.

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

Expenses

We incurred operating expenses in the amount of $942,271 for the quarter ended June 30, 2008, compared with expenses of $806,168 the same period from the previous year.

We incurred the following operating expenses for the three month periods ended June 30, 2008:

		Three
	Three Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Expenses	June 2008	June 2007	June 2008	June 2007
Accounting and audit fees	$19,426	$19,898	$85,995	$57,703
Bank charges	630	1,047	2,418	1,450
Consulting fees	347,470	49,500	485,910	96,900
Interest on Notes Payable	170,697	-	170,697	-
Legal fees	6,123	7,480	35,209	16,811
Management fees	367,148	121,677	821,658	176,001
Office and miscellaneous	2,075	3,358	3,964	8,139
Public Relations and Donations	-	-	5,102	-
Rent	15,279	-	27,883	-
Research and development	-	598,645	648,407	598,645
Transfer agent and filing fees	1,775	2,075	3,359	2,078
Travel	11,648	2,485	62,446	6,583
	$942,271	$806,168	$2,353,047	$964,310

Accounting and audit fees decreased by $472 for the three month period ended June 30.

Consulting fees increased by $297,970 for the three month period ended June 30.

Legal fees decreased by $1,357 for the three month period ended June 30.

Management fees increased by $245,471 for the three month period ended June 30.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act), our company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

In performing the evaluation, management identified material weaknesses in our internal control processes regarding information technology systems.  These weaknesses include inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

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

We have not yet been able to remediate the minor weaknesses identified above. We plan to implement changes in disclosure controls and procedures during our fiscal year ending December 31, 2008 in order to mitigate existing weaknesses.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Controls over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: September 10, 2008

By:	/s/ Ron Lizée
Ron Lizée
Chief Financial Officer, Secretary, and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 10, 2008