Form 10KSB/A
period 2007-12-31
ACRONGENOMICS INC
filed 2008-10-09
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A No. 2

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

EXPLANATORY NOTE

We are filing this amendment No. 2 on Form 10-KSB/A to our annual report on Form 10-KSB for the period ending December 31, 2007, originally filed April 15, 2008 , and amended on September 10, 2008 , for the purpose of updating our controls and procedures and complying with Rules 13a-15 and 15d of the Exchange Act

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

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10‑KSB, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

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
Date: October 7, 2008

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: October 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Platon Tzouvalis
Platon Tzouvalis, President
(Principal Executive Officer)
Date: October 7, 2008

By:	/s/ Ron Lizée
Ron Lizée, Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: October 7, 2008

By:	/s/ Manos Topoglidis
Dr. Manos Topoglidis, Director
Date: October 7, 2008

By:	/s/ Evan T. Manolis
Evan T. Manolis, Director
Date: October 7, 2008