Form 10-Q
period 2008-09-30
ACRONGENOMICS INC
filed 2008-11-19
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to: _______________

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,309,231 common shares issued and outstanding as of November 19, 2008.

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited financial statements for the quarter ended September 30, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
ASSETS	2008	2007

Current
Cash	$223,433	$343,695
Amount receivable – Note 3	149,794	-
Prepaid expenses and deposit – Note 9	59,428	22,280

	432,655	365,975
		-
Long-term investment – Note 3	2,180,488	-

	$2,163,143	$365,975

LIABILITIES

Current
Accounts payable and accrued liabilities– Note 5	$371,348	$1,613,170
Notes payable – Note 4	694,136	-
Loans payable – Note 6	1,000	1,000

	1,066,484	1,614,170

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Notes 4, 7, 8, 9 and 10
100,000,000shares authorized
21,934,231shares issued (2007: 17,866,471)	21,934	17,866
Additional paid-in capital	18,342,550	14,508,056
Share subscriptions receivable – Note 7	-	(3,300)
Shares subscribed – Note 7	168,500	-
Shares to be issued – Note 7	54,000	-
Deficit accumulated during the development stage	(17,040,325)	(15,770,817)

	1,546,659	(1,248,195)

	$2,613,143	$365,975

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2008 and September 30, 2007 and for the period August 17, 1999 (Date of Inception) to September 30, 2008
(Stated in US Dollars)
(Unaudited)

					August 17,
					1999 (Date
					of
	Three Months Ended		Nine Months Ended		Inception) to
	September 30,		September 30,		Sept 30,
	2008	2007	2008	2007	2008
					(Cumulative)

Expenses
Accounting and audit fees – Note 5	$26,383	$26,321	$112,378	$84,024	$495,731
Amortization of patents	-	-	-	-	741,430
Appraisals	-	24,731	-	24,731	14,500
Bank charges	893	1,542	3,311	2,992	15,993
Consulting fees – Notes 5, 7 and 9	58,474	49,500	506,114	146,400	2,348,018
Interest on notes payable – Notes 4 and 5	93,476	-	264,173	-	264,173
Legal fees – Note 5	32,308	2,435	67,517	19,246	323,512
Management fees – Notes 5, 7 and 9	148,190	790,774	931,578	966,775	3,640,756
Office and miscellaneous	3,149	1,770	7,113	9,909	105,838
Public relations and donation	-	-	5,102	-	579,496
Rent – Note 5	4,355	-	32,238	-	81,003
Research and development – Note 5	-	1,157,109	-	1,755,754	8,553,859
Transfer agent and filing fees	1,953	2,178	5,311	4,256	31,641
Travel	20,642	41,720	83,088	48,303	414,157
Write down of patents	-	-	-	-	8,004,447

Operating loss	(389,823)	(2,098,080)	(2,017,923)	(3,062,390)	(25,614,554)

Interest income	15	276	195	418	23,133
Foreign exchange gain (loss)	(52,714)	228	(45,340)	1,289	(40,466)
Gain on disposal of rights under development
agreement – Note 3	793,560	-	793,560	-	793,560

Income (loss) from continuing operations	351,038	(2,097,576)	(1,269,508)	(3,060,683)	(24,838,327)
Loss from discontinued operations	-	-	-	-	(41,998)

Net income (loss)	$351,038	$(2,097,576)	$(1,269,508)	$(3,060,683)	$(24,880,325)

Basic and diluted loss per share – continuing
operations	$0.02	$(0.00)	$(0.06)	$(0.07)

Weighted average shares outstanding	21,639,190	15,230,513	20,578,301	14,768,687

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30 2008 and 2007 and
for the period August 17, 1999 (Date of Inception) to September 30,2008
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Nine Months Ended		Inception) to
	September 30,		September 30,
	2008	2007	2008
			(Cumulative)
Cash Flows used in Operating Activities
Loss from continuing operations	$(1,269,508)	$(3,060,683)	$(24,838,327)
Items not affecting cash:
Amortization	-	-	741,430
Shares issued to settle accounts payable	-	-	626,000
Shares issued as signing bonus	908,500	645,000	1,553,500
Shares issued for services	547,375	-	547,375
Stock-based compensation	370,011	231,775	1,796,936
Interest on notes payable	247,654	-	247,654
Gain on disposal of rights under development agreement	(793,560)		(793,560)
Write-down of patents	-	-	8,004,447
Gain on deposit of rights under development agreement	(793,560)	-	(793,560)
Changes in non-cash working capital items:
Accounts receivable	(149,794)	(4,015)	(149,794)
Prepaid expenses and deposit	45,977	-	23,697
Accounts payable and accrued liabilities	(750,073)	366,101	863,0979

Net cash used in operating activities	(843,418)	(1,821,822)	(11,377,545)

Cash Flows used in Investing Activities
Long-term investment	(1,386,928)	-	(1,386,928)
Patents	-	-	(121,877)

Net cash used in investing activities	(1,386,928)	-	(1,508,805)

Cash Flows provided by Financing Activities
Common stock issued for cash	1,247,448	1,863,908	11,917,838
Stock purchase warrants	-	-	370,307
Increase (decrease) in loan payable	-	(27,273)	1,000
Issuance of notes payable	694,136	-	694,136
Shares subscriptions	168,500	-	168,500
Advances from/to discontinued operations of disposed subsidiary	-	-	(41,998)

Net cash provided by financing activities	2,110,084	1,836,635	13,109,783

Increase (decrease) in cash during the period	(120,262)	14,813	223,433

Cash, beginning of period	343,695	4,552	-

Cash, end of period	$223,433	$18,176	$223,433

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to September 30, 2008
(Stated in US Dollars)
(Unaudited)

								Deficit
		Common Stock						Accumulated
				Additional		Shares		During the
			Par	Paid-in	Stock	to be		Development	Contributed
		Number	Value	Capital	Subscriptions	Issued		Stage	Total

Capital stock issued for cash	- at $0.001	5,000,000	$5,000	$-	$-	$-	$	- $	5,000
	- at $0.01	5,000,000	5,000	45,000	-	-		-	50,000
Net loss for the period		-	-	-	-			(2,116)	(2,116)

Balance, December 31, 1999		10,000,000	10,000	45,000	-	-		(2,116)	52,884
Capital stock issued for cash	- at $0.20	100,000	100	19,900	-	-		-	20,000
Net loss for the year		-	-	-	-	-		(8,176)	(8,176)

Balance, December 31, 2000		10,100,000	10,100	64,900	-	-		(10,292)	64,708
Net loss for the year		-	-	-	-	-		(205)	(205)

Balance, December 31, 2001		10,100,000	10,100	64,900	-	-		(10,497)	64,503
Capital stock issued for cash	- at $0.20	15,000	15	2,985	-	-		-	3,000
Net loss for the year		-	-	-	-	-		(24,818)	(24,818)

Balance, December 31, 2002		10,115,000	10,115	67,885	-	-		(35,315)	42,685
Net loss for the year		-	-	-	-	-		(21,576)	(21,576)

Balance, December 31, 2003		10,115,000	10,115	67,885	-	-		(56,891)	21,109
Pursuant to the acquisition of patent	- at $1.96	4,000,000	4,000	7,836,000	-	-		-	7,840,000
Capital stock issued for patent						-
commission	- at $1.96	400,000	400	783,600	-	-		-	784,000
Capital stock issued for cash	- at $1.00	420,000	420	419,580	-	-		-	420,000
Capital stock issued for commission	- at $1.00	42,000	42	41,958	-	-		-	42,000
Less: commission		-	-	(42,000)	-	-		-	(42,000)
commission		-	-	(35,000)	-	-		-	(35,000)
Capital stock issued for cash	- at $2.30	537,956	538	1,236,761	-	-		-	1,237,299
Capital stock issued for commission		50,594	50	116,316	-	-		-	116,366
Less: commission		-	-	(116,366)	-	-		-	(116,366)
Capital contribution		-	-	6,000	-	-		-	6,000
Stock subscriptions		-	-	-	426,329	-		-	426,329
Net loss for the year		-	-	-	-	-		(1,863,376)	(1,863,376)

Balance, December 31, 2004		15,565,550	15,565	10,314,734	426,329	-		(1,920,267)	8,836,361

…/cont’d

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to September 30, 2008
(Stated in US Dollars)
(Unaudited)

							Deficit
		Common Stock					Accumulated
				Additional		Shares	During the
				Paid-in	Stock	to be	Development	Contributed
		Number	Par Value	Capital	Subscriptions	Issued	Stage	Total

Balance, December 31, 2004		15,565,550	15,565	10,314,734	426,329	-	(1,920,267)	8,836,361
Capital stock issued for cash	- at $2.30	72,500	73	166,677	-	-	-	166,750
	- at $2.40	108,168	108	259,495	-	-	-	259,603
	- at $3.50	551,443	551	1,929,499	-	-	-	1,930,050
	- at $4.00	915,125	915	3,659,585	(386,329)	-	-	3,274,171
Capital stock issued for						-
commission	- at $4.00	81,337	82	325,266	-	-	-	325,348
Less: commission		-	-	(325,348)	-	-	-	(325,348)
commission		-	-	(24,900)	-	-	-	(24,900)
Capital stock issued for cash						-
pursuant to exercise of warrants	- at $1.00	420,000	420	419,580	-	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	-	364,000
Capital stock issued for						-
consulting services	- at $4.68	100,000	100	467,900	-	-	-	468,000
Net loss from continuing						-
operations		-	-	-	-	-	(14,152,210)	(14,152,210)
Capital contribution from						-
subsidiary on disposition		-	-	(6,000)	-	-	-	(6,000)
Net loss from discontinued						-
operations		-	-	-	-		(1,935)	(1,935)

Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	-	(16,074,412)	1,533,890
Cancellation of shares		(4,000,000)	(4,000)	(7,836,000)	-	-	7,840,000	-
Stock-based compensation		-	-	529,673	-	-	-	529,673
Capital stock issued for cash	- at $0.75	317,334	317	237,683	-	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	-	(6,300)
Net loss for the year		-	-	-	-	-	(2,480,288)	(2,480,288)

Balance, December 31, 2006		14,131,457	14,131	10,475,544	40,000	-	(10,714,700)	(185,025)
Capital stock issued for cash:	- at $0.50	220,000	220	109,780	(40,000)	-	-	70,000
	- at $0.80	250,000	250	199,750	-	-	-	200,000
	- at $1.10	2,230,924	2,231	2,451,785	(3,300)	-	-	2,450,716
Capital stock issued for						-
commission:	- at $0.50	22,000	22	10,978	-	-	-	11,000
	- at $0.75	20,000	20	14,980	-	-	-	15,000
	- at $1.10	84,090	84	92,415	-	-	-	92,499
Less: commission – cash		-	-	(64,021)	-	-	-	(64,021)
commission – stock		-	-	(118,499)	-	-		(118,499)
Stock as bonus	- at $0.86	750,000	750	644,250	-	-	-	645,000
Stock issued to settle accounts						-
payable	- at $1.00	158,000	158	157,842		-		158,000
Stock-based compensation		-	-	533,252	-	-	-	533,252
Net loss for the year		-	-	-	-	-	(5,056,117)	(5,056,117)

Balance, December 31, 2007		17,866,471	17,866	14,508,056	(3,300)	-	(15,770,817)	(1,248,195)

…/cont’d

SEE ACCOMPANYING NOTES

Continued
ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
For the period August 17, 1999 (Date of Inception) to September 30, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
	Common Stock					Accumulated
			Additional		Shares	During the
		Par	Paid-in	Stock	to be	Development	Contributed
	Number	Value	Capital	Subscriptions	Issued	Stage	Total

Balance, December 31, 2007	17,866,471	$17,866	$14,508,056	$(3,300)	$-	$(15,770,817)	$(1,248,195)
Stock subscription received	-	-	-	3,300	-	-	3,300
Capital stock issued for cash
- at $0.80	1,250,010	1,250	998,758	-	-	-	1,000,008
- at $1.10	90,000	90	98,910	-	-	-	99,000
- at $0.40	727,750	728	290,372	-	-	-	291,100
Capital stock issued for services
- at $0.95	300,000	300	284,700	-	-	-	285,000
- at $0.79	1,150,000	1,150	907,350	-	-	-	908,500
- at $0.53	550,000	550	290,950	-	-	-	291,500
Less: commission – cash	-	-	(145,960)	-	-	-	(145,960)
Stock-based compensation	-	-	370,011	-	-	-	370,011
Convertible notes – Note 4	-	-	247,654	168,500	-	-	247,654
Stock subscriptions – Note 4	-	-	-	-	-	-	168,500
Shareholder contribution – Note 8	-	-	491,749	-	-	-	491,749
Shares issuable for services –
Note 7	-	-	-	-	54,000	-	54,000
Net loss for the period	-	-	-	-	-	(1,269,508)	(1,269,508)

Balance, September 30, 2008	21,934,231	$21,934	$18,342,550	$168,500	$54,000	$(17,040,325)	$1,546,659

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2008
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

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $17,040,325 since its inception, has a working capital deficiency of $633,829 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Long-Term Investment

	September 30 2008	December 31, 2007
Advance on investment in Molecular Vision Ltd.	$1,082,849	$-
Common shares of Molecular Vision Ltd.	1,097,639	-
	$2,180,488	$-

By a development agreement dated February 13, 2007 and amended May 23, 2007, the Company agreed to collaborate with Molecular Vision Ltd. (“Molecular”), a UK company, to acquire the exclusive rights to commercialize certain technology relating to the analysis/diagnostic fields (BioLED Technology), to contract Molecular to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay $4,225,700 (GBP£2,325,000) (this sum is in addition to the GBP£575,000 previously paid under the February 13, 2007 agreement) over 3 years and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share. The options were to vest at 50% per milestone and be exercisable within a period of 5 years from the date of vesting. As the vesting of the share purchase options granted were contingent upon the performance milestones, no value was ascribed to them as it was unlikely that they would be vested.

Molecular also granted to the Company an exclusive, worldwide, perpetual license to the intellectual property to develop and commercialize it, subject to the payment to the vendor of a royalty of 30% of gross receipts.

On January 31, 2008, by a Heads of Terms agreement dated in November 2007 and amended February 1, 2008, the Company acquired 10.9% of the share capital of Molecular for $1,097,639 (GBP£550,000).

By a letter agreement dated August 19, 2008 and formalized November 13, 2008, the development agreement was terminated. As consideration for the Company’s contributions made under the development agreement and in lieu of certain rights granted under the development agreement, Molecular will pay to the Company royalties of 0.3 -0.5% on net product sales and 3% to 5% of licensing fees received by Molecular until patents owned by Molecular expire and issue to the Company 12,801 common shares of Molecular valued at $793,560 (GBP£425,000). In addition, the Company will receive a refund of $648,408 (GBP£345,000) for amounts paid to Molecular for research and development costs incurred during the nine months ended September 30, 2008. The amount is to be refunded as to: $289,289 (GBP£145,000) to purchase a further 4,367 shares of Molecular, $156,615 (GBP£78,500) applied to amounts owing to Molecular (applied to accounts payable at September 30, 2008) and the remaining $149,794 (GBP£101,500) to be refunded in cash to the Company (recorded as amount receivable at September 30, 2008 and received subsequent to September 30, 2008). The Company was also granted the option to purchase 4,518 shares of Molecular at £33.20 ($60.34) per share from three founders of Molecular on or before December 31, 2008. The Molecular shares to be received of 12,801 and 4,367 shares have been recorded as an advance on investment of $1,082,849.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

Note 3	Long-Term Investment – (cont’d)

In addition, in the event that a creditor of Molecular converts an outstanding convertible loan of £500,000 ($908,750) into shares of Molecular, the Company would have the option to purchase 20,000 additional shares of Molecular at £25 ($45.44) per share.

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

b)

On June 17, 2008 the Company was loaned $300,000 by the issuance of a convertible promissory note, maturing on September 30, 2008, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. The note may be converted into common shares of the Company at any time and at the option of the lender at the rate of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 for a period of two years from the date of issuance. The note is secured by an interest in all property of the Company and a further guarantee by a third party. Subsequent to September 30, 2008, the Company repaid $150,000 of this note.

An amount of $247,654 has been recorded in additional paid-in capital at September 30, 2008, for the fair value of the beneficial conversion feature of the notes and $247,654 has been amortized into income as interest on the notes payable.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 4

Note 5	Related Party Transactions – Notes 4, 7 and 8 – (cont’d)

					August 17,
					1999 (Date of
	Three Months ended		Nine Months Ended		Inception) to
	September 30,		September 30,		June 30,
	2008	2007	2008	2007	2008

Accounting fees	$14,913	$17,696	$53,258	$38,194	$243,157
Consulting fees	44,685	34,500	191,383	95,400	588,684
Interest on notes payable	8,059	-	167,268	-	167,268
Legal fees	-	-	-	-	60,656
Management fees	99,920	753,277	861,578	861,832	3,415,956
Rent	-	-	-	-	36,000
Research and development	-	-	-	-	5,604,189

	$167,576	$805,473	$1,273,487	$995,426	$10,115,910

Research and development expenditures are comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at September 30, 2008 includes $261,982 (December 31, 2007: $1,166,568) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Note 6	Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 7	Capital Stock – Notes 4, 8, 9 and 10

Commitments

Share Purchase Warrants

At September 30, 2008, there are 2,944,768 (December 31, 2007: 1,593,213) share purchase warrants outstanding entitling the holders thereof the right to acquire one common share for each warrant held.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 5

Note 7	Capital Stock – Notes 4, 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at September 30, 2008:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

374,648	$1.50	October 23, 2008
35,000	$1.50	October 27, 2008
165,000	$1.50	February 28, 2009
392,610	$1.50	April 20, 2009
1,250,010	$1.60	August 15, 2009
727,500	$0.75	April 20, 2009

2,944,768

A summary of changes in the Company’s share purchase warrants for the nine months ended September 30, 2008 and the year ended December 31, 2007 is presented below:

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning
of year	1,548,213	$1.42	737,334	$1.33
Granted	2,022,510	$1.29	1,548,213	$1.42
Expired	(625,955)	$1.29	(737,334)	$1.33
Outstanding and exercisable,
end of the period	2,944,768	$1.36	1,548,213	$1.42

Warrants outstanding at September 30, 2008 to acquire 374,648 common shares at $1.50 per share and 35,000 common shares at $1.50 per share expired on October 23, 2007 and October 27, 208, respectively.

The weighted average life remaining of all share purchase warrants is 0.62 years.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 6

Note 7	Capital Stock – Notes 4, 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options

As at September 30, 2008, there were 2,100,000 (December 31, 2007: 3,500,000) share purchase options outstanding entitling the holders thereof to purchase one common share for each option held. The following table summarizes the stock options outstanding as at September 30, 2008:

	Exercise
Number Outstanding	Price	Expiry Date

100,000	$2.50	May 3, 2016
600,000	$1.00	March 22, 2012
600,000	$0.50	February 12, 2017
500,000	$0.60	March 31, 2018
300,000*	$0.50	April 1, 2018

2,100,000

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

A summary of changes in the Company’s stock options for the years ended September 30, 2008 and the year ended December 31, 2007 is presented below:

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of year	3,500,000	$ 0.70	400,000	$ 2.75
Granted	800,000	$ 0.56	3,300,000	$ 0.59
Expired/cancelled	(2,100,000)	$ 0.50	(200,000)	$ 3.00
Exchanged	(100,000)	$ 2.50	-

Outstanding, end of period	2,100,000	$ 0.76	3,500,000	$ 0.70

Exercisable, end of period	1,500,000	$ 0.85	675,000	$ 0.57

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 7

Note 7	Capital Stock – Notes 4, 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

During the nine months ended September 30, 2008, the Company cancelled 2,000,000 unvested stock options exercisable at $0.50 pursuant to a letter agreement dated August 19, 2008 (Note 3).

The weighted average contractual life remaining of all stock options granted is 6.37 years. The unvested options will only vest and be exercisable at a future date and/or upon specific milestones being reached as follows:

Options	Vesting Date

300,000	October 1, 2008
150,000	February 12, 2009
50,000	April 1, 2009
50,000	October 1, 2009
50,000	April 1, 2010

600,000

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

	September 30 2008	December 31, 2007

Expected dividend yield	0.0%	0.0%
Expected volatility	82.53% – 94.36%	83.0% - 90.8%
Risk-free Interest Rate	3.57% – 4.80%	4.04% – 4.81%
Term in years	10.0	5.0 – 10.0
Fair value	$0.33 - $0.64	$0.33 - $1.01

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 8

Note 7	Capital Stock – Notes 4, 8, 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The expected volatility is calculated based on the Company’s historical share price and the expected term in years is calculated using the Simplified Method as defined in SAB 107.

During the year ended December 31, 2007, the Company granted a consultant and directors and officers of the Company 1,300,000 stock options with a total fair value of $777,500. During the nine months ended September 30, 2008 the Company issued 800,000 stock options. As the stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the nine months ended September 30, 2008 was $370,011 ($189,274 has been included in consulting fees and $180,737 has been included in management fees).

Share subscriptions

At September 30, 2008, the Company had received $168,500 pursuant to share subscription agreements for 421,250 units at $0.40 per unit. Each unit consists of one common share of the Company and one share purchase warrant exercisable into one additional common share of the Company for $0.75 for a period of two years from the date of issuance. 375,000 of these shares were issued subsequent to September 30, 2008.

During the nine months ended September 30, 2008, the Company received the $3,300 share subscription receivable that was outstanding at December 31, 2007.

Shares to be issued

During the nine months ended September 30, 2008, the Company agreed to issue 200,000 common shares with a market value of $54,000 to a director and officer of the Company as compensation for management services rendered.

Convertible notes

Note 4

Note 8	Commitments – Notes 4 and 7

a)

On April 1, 2007, the Company entered into an agreement with a director of the Company to serve as President and Chief Operating Officer at $7,000 per month. The agreement is for three years ending March 31, 2010.

b)

On April 1, 2007, the Company entered into an agreement with a director of the Company to provide services as Chief Technology Officer at $4,500 per month. The agreement is for three years ending March 31, 2010.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
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

d)

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

During the nine months ended September 30, 2008, the Company recorded stock-based compensation expense of $370,011 charged to statement of operations.

During the nine months ended September 30, 2008, the Company issued 150,000 common shares at $0.95 per share as prepayment for consulting services to be received from February 1, 2008 to February 1, 2009 and at September 30, 2008, $47,500 was included in prepaid expenses. During the nine months ended September 30, 2008, the Company recorded consulting fees of $95,000 charged to the statements of operations.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 10

Note 9	Non-cash Transactions – (cont’d)

During the nine months ended September 30, 2008, the Company issued 150,000 common shares at $0.95 per share for consulting services provided to the Company during the period form April 1, 2007 to February 1, 2008. As at December 31, 2007, $128,250 had been accrued and included with accounts payable and accrued liabilities. During the nine months ended September 30, 2008, the Company recorded consulting fees of $14,250 charged to the statements of operations.

During the nine months ended September 30, 2008, the Company issued 1,150,000 common shares at $0.79 per share and 550,000 common shares valued at $0.53 per share to the directors of the Company in recognition for their services provided. As at December 31, 2007, $817,650 had been accrued and included with accounts payable and accrued liabilities. During the nine months ended September 30, 2008, the Company recorded management fees of $350,750 and consulting fees of $31,600 charged to the statements of operations.

During the nine months ended September 30, 2008, the Company agreed to issue 200,000 common shares at $0.27 to a director of the Company in recognition for services provided. During the nine months ended September 30, 2008, the Company recorded management fees of $54,000 charged to the statement of operations.

During the nine months ended September 30, 2008, the Company recorded an advance on investment of $793,560 with respect to the value of shares of Molecular to be issued to the Company in lieu of certain rights granted under the development agreement.

These transactions have been excluded from the statements of cash flows.

Note 10	Subsequent Event – Notes 4, 7 and 8

Subsequent to September 30, 2008, the Company signed a Co-operation Agreement with another entity to assist the Company in raising funds for its operations and to potentially acquire additional holdings of Molecular in exchange for distribution rights on portable diagnostic devices the Company may acquire that would be using Molecular technology in selected areas within India. An advance payment in the amount of $20,550 was paid on October 20, 2008 for various expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Overview

We were incorporated under the laws of the State of Nevada on August 17, 1999 under the name Cellway Ventures Inc. On February 25, 2004, we changed the name of our company to “Acrongenomics, Inc.”

We are a development stage company focusing on investing and commercializing novel technology platforms concerning the life sciences sector. Until recently we were engaged in the business of the development of BioLED Technology, combining microfluidics and polymer Light Emitting Diodes (pLED) for use in future Point-of-Care diagnostic devices. On August 19, 2008, we entered into an agreement with Molecular Vision Limited of the United Kingdom which changed our relationship substantially, and changed the focus of our business.

Over the next 12 months Molecular Vision will continue to develop the prototype Point-of-Care testing device for diabetes management and cardiovascular testing. Presently Molecular Vision Limited and Pearson Matthews, a specialist design development company, expect that by early 2009 they will fabricate a final prototype Point-of-Care device which will be used for the detection of albumin and creatinine in urine (in order to perform multiple testing on the device), as well as the detection of myoglobin (cardiac marker) first in solution and then in whole blood.

Until August 19, 2008, 2008, we had been operating pursuant to a Development Agreement dated February 27, 2007, whereby we funded the development of the Point of Care device of Molecular Vision in return for a license to commercialize and sell the device. Under the August 19, 2008 interim agreement and formal agreements dated November 13, 2008, we and Molecular Vision terminated the Development Agreement, we received a royalty on product sales or license fees received by Molecular Vision for products or licenses based on Molecular Vision’s suite of patents, and we increased our ownership position in Molecular Vision to approximately a 28% ownership. As a result of the restructuring of our relationship with Molecular Vision, we are now expected to seek other development opportunities in fields possibly related or complimentary to the Molecular Vision technology.

When and if we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, for submitting all relevant files to the Food and Drug Administration for approval.

We have incurred operating losses since inception, have not generated any revenues, and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2008 aggregated $17,040,325. We have incurred net losses as a result of our operation expenses, including research and development expenses and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first prototype Point-of-Care diagnostic device and work towards its completion.

We estimate our expenses in the next 12 months will be approximately $1,920,000, generally falling in two major categories: $300,000 in research and development expenses and $1,620,000 in general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	September 30, 2008	December 31, 2007	Change
Current Assets	$432,655	$365,975	66,680
Current Liabilities	$1,066484	$1,614,170	547686
Working Capital Surplus (Deficit)	$(633,829)	$(1,248,195)	614,366

We had cash on hand of $223,433 as at September 30, 2008, compared with $343,695 as at December 31, 2007. We had a working capital deficit of $633,829 at September 30, 2008, compared to a working capital deficit of $1,248,195 as at December 31, 2007.

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

Results of Operations

Revenue

We have earned no revenue since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as Molecular Vision can generate a royalty stream and/or we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

We incurred operating expenses in the amount of $389,823 for the quarter ended September 30, 2008, compared with expenses of $2,098,080 the same period from the previous year.

We incurred the following operating expenses for the three month periods ended September 30, 2008:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
Expenses	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2008	2007	2008	2007
Accounting and audit fees	$26,383	$26,321	$112,378	$84,024
Amortization of patents	-	-	-	-
Appraisals	-	24,731	-	24,731
Bank charges	893	1,542	3,311	2,992
Consulting fees	58,474	49,500	506,114	146,400
Interest on notes payable	93,476	-	264,173	-
Legal fees	32,308	2,435	67,517	19,246
Management fees	148,190	790,774	931,578	966,775
Office and miscellaneous	3,149	1,770	7,113	9,909
Public relations and donations	-	-	5,102	-
Rent	4,355	-	32,238	-
Research and development	-	1,157,109	-	1,755,754
Transfer agent and filing fees	1,953	2,178	5,311	4,256
Travel	20,642	41,720	83,088	48,303
	$(389,823)	$(2,098,080)	$(2,017,923)	$(3,062,390)

Accounting and audit fees increased by $62 for the three month period ended September 30.

Consulting fees increased by $8,974 for the three month period ended September 30.

Legal fees increased by $29,873 for the three month period ended September 30, and was due to requirements for negotiation and preparation of legal agreements.

Management fees decreased by $642,584 for the three month period ended September 30 due to reduction in stock compensation plans.

Research and development fees decreased by $1,157,109 for the three month period ended September 30, and was due to no payments due during the quarter under our Development Agreement, and its termination effective August 19, 2008.

For the next 12 months, we estimate that our research and development expenses will be approximately $300,000, provided that we are able to target a new technology in which we decide to invest.

General and Administrative Expenses

For the next 12 months, we estimate that our general and administrative expenses will be approximately $1,620,000. These expenses will include approximately $1,020,000 on consulting, stock-based compensation and investor relations, approximately $360,000 on office supplies, office rent, travel and accommodations and $240,000 on professional fees, which consist primarily of accounting, auditing fees for the year-end audit and legal fees for securities and other legal advice, directors liability insurance and cost of fundraising.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act), our company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Business

We have not earned any revenues since our incorporation and only have a limited operating history in our current business of shareholder and royalty holder of a company developing proprietary BioLED Technology, which raise doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business and must be considered in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until Molecular Vision successfully develops its BioLED Technology and commercializes its future Point-of-Care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our financial statements for the year ended December 31, 2007.

Our likelihood of profit depends on Molecular Vision’s ability to develop and commercialize products based on its BioLED Technology, which is currently in the development stage. If Molecular Vision are unable to complete the development and commercialization of its future Point-of-Care testing devices successfully, our likelihood of profit will be limited severely.

Molecular Vision’s BioLED Technology is in the development stage and they have not begun the regulatory approval process. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of the future Point-of-Care testing devices, which will require significant additional research and development as well as clinical trials.

If Molecular Vision encounters problems or delays in the research and development of the BioLED Technology and the future Point-of-Care testing devices, we may not be able to raise sufficient capital to finance our operations during the period required to resolve the problems or delays.

Molecular Vision may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of its technology. The research and development programs may not be successful. Molecular Vision’s BioLED Technology and its future Point-of-Care testing devices may not prove to be safe and efficacious in clinical trials. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue. Accordingly, we may be forced to discontinue or suspend our operations.

We need to raise additional financing to support the research and development of future business but we cannot be sure that we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to source and then develop a new technology complementary to the future Point-of-Care testing devices is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

  continued scientific progress in our research and development programs;

  costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

  competing technological and market developments;

  our ability to establish additional collaborative relationships; and

  the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development of our technology, which might result in the loss of some or all of your investment in our common stock.

If Molecular Vision fails to obtain and maintain required regulatory approvals for its BioLED Technology and its potential Point-of-Care testing devices, its ability to commercialize the BioLED Technology will be limited severely. Our revenues are wholly dependent on them.

Molecular Vision must obtain the approval from the Food and Drug Administration and respective European regulatory bodies prior to the commercialization of its future Point-of-Care testing devices. It may also be required to obtain additional approvals from foreign regulatory authorities to commence its marketing activities in those jurisdictions. If Molecular Vision cannot demonstrate the safety, reliability and efficacy of its BioLED Technology, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of its technology and its potential products.

Furthermore, even if Molecular Vision obtain regulatory approval, that approval may be subject to limitations on the indicated uses for which they may be marketed. Even after granting regulatory approval, the Food and Drug Administration, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of the technology and the future Point-of-Care testing devices.

Currently our potential revenue stream is wholly dependent on Molecular Vision through our royalty agreement and our share ownership of Molecular Vision.

Even if Molecular Vision obtains regulatory approvals to commercialize its future Point-of-Care testing devices based on its BioLED Technology, it may encounter a lack of commercial acceptance of its Point-of-Care testing devices, which would impair the profitability of our business.

It is intended that Molecular Vision’s potential products will be used as an alternative to the specialized laboratories equipped with bulky and expensive equipment. Current methods of laboratory testing have been widely practiced for a number of years, and its technology and products may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, the BioLED Technology may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of the technology and our potential revenues. As a result, even if Molecular Vision obtains all required regulatory approvals, we cannot be certain that its BioLED Technology will be adopted at a level that would allow us to operate profitably.

If we do not keep pace with our competitors and with technological and market changes, our technology and products may become obsolete and our business may suffer.

The market for our products is very competitive, is subject to rapid technological changes and varies for different individual products. According to our market research, we believe that currently there are not many approaches in competition to our products; however, there are many private companies from which information is difficult to obtain.

Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that indirectly compete with our products. Our competitors may have developed, or could in the future develop, new products that compete directly with our products or even render the products for which we are to get royalties to become obsolete. Finally, to the extent that others develop new products that address the targeted application for our products, our business will suffer.

Our success depends in large part on Molecular Vision’s ability to develop and protect its BioLED Technology and its potential Point-of-Care testing devices. If the patents and proprietary right agreements do not provide sufficient protection for the BioLED Technology and its potential Point-of-Care testing devices, our business and competitive position will suffer. We must maintain the royalty agreement to obtain revenues.

We rely on a royalty agreement relating to the BioLED Technology granted to us by Molecular Vision Limited. If we materially breach such agreement or otherwise fail to materially comply with such agreement, or if such agreement expires or is otherwise terminated by us, we may lose our rights under the royalty granted by Molecular Vision Limited. At the latest, the royalty will terminate when the patents underlying the license expire. The underlying patents will expire in approximately 2018. Also, the scope of the patents licensed to us may not be sufficiently broad to offer meaningful protection to Molecular Vision and also to us. In addition, the patents could be successfully challenged, invalidated or circumvented so that the patent rights would not create an effective competitive barrier. Molecular Vision also relies on proprietary know-how that it protects, in part, by confidentiality agreements with its employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. If this were to occur, our business and competitive position would suffer.

We may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

Our success will also depend in part on Molecular Vision’s ability to develop its technology and commercially viable products without infringing the proprietary rights of others. Although it has not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit Molecular Vision’s ability to develop our BioLED Technology and market its potential Point-of-Care testing devices in the future. In the event of an intellectual property dispute, it may be forced to litigate. Intellectual property litigation would divert Molecular Vision’s attention from developing its technology and marketing its future Point-of-Care testing devices and would affect our potential revenue stream. An adverse outcome could end our royalty stream, is such royalty stream ever develops.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted.

The Investment Company Act of 1940, or the “Investment Company Act,” contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would materially adversely affect our business, financial condition and results of operations. In addition, our contracts would be voidable and a court could appoint a receiver to take control of and liquidate our business.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are engaged primarily in a business other than investing, reinvesting, owning, holding or trading in securities (as defined in the Investment Company Act) and that we do not own or acquire “investment securities” having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The SEC has adopted Rule 3a-1 that provides an exemption from registration as an investment company if a company meets both an asset and an income test and is not otherwise primarily engaged in an investment company business by, among other things, holding itself out to the public as such or by taking controlling interests in companies with a view to realizing profits through subsequent sales of these interests. A company satisfies the asset test of Rule 3a-1 if it has no more than 45% of the value of its total assets (adjusted to exclude U.S. Government securities and cash) in the form of securities other than interests in majority-owned subsidiaries and companies which it primarily and actively controls. A company satisfies the income test of Rule 3a-1 if it has derived no more than 45% of its net income for its last four fiscal quarters combined from securities other than interests in majority owned subsidiaries and primarily controlled companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

1.	On September 2, 2008 we appointed Dr. Evan Manolis as Chairman of our Board of Directors.

Dr. Manolis has been one of our board members since 2006. He received his B.Sc. from University of Illinois at Chicago and his Medical Degree from Southern Illinois University Medical School in 1991. He completed his general surgery residency at the Medical College in Ohio in 1996, his plastic surgery residency in 1998 and his microsurgery fellowship in 1999. Dr. Manolis currently practices reconstructive surgery in the Chicago Illinois area.

Dr. Dimitri Goundis resigned from his position of CEO to pursue other business opportunities.

2.

We also announced the immediate appointment of Dr. Kailash C. Sharma as a member of the Scientific Advisory Board. Dr. Sharma has over 25 years of clinical experience in the areas of Pulmonary and Internal medicine. He is a medical graduate from the University of Delhi, India, 1981, received his fellowships to the Royal College of Physicians in Ireland and the UK in 1985 and is ABIM certified in the USA for Internal Medicine, Pulmonary Diseases and Critical Care Medicine with 13 publications to his credit. Dr. Sharma is currently a practicing physician in the areas of Pulmonary/critical care in the Chicago area.

3.	Subsequent Events

On November 13, 2008, in furtherance of a letter agreement dated August 19, 2008, we and Molecular Vision signed agreements which terminated the Development Agreement, we received a royalty on product sales or license fees received by Molecular Vision for products or licenses based on Molecular Vision’s suite of patents, and we increased our ownership position in Molecular Vision to approximately a 28% ownership. Under the Agreements, we also have the right to appoint one director to the board of Molecular Vision as long as we maintain at least 15% of the share ownership of Molecular Vision. Lastly, we obtained an option agreement to acquire up to an additional 20,000 shares of Molecular Vision at GBP 25 per share, upon certain conditions.

ITEM 6. EXHIBITS.

Exhibit No.	Document Name
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form 10-SB filed May 24, 2002, as amended).
3.2	Bylaws, as amended (attached as an exhibit to our Registration Statement on Form 10- SB filed May 24, 2002, as amended).
(10)	Material Contracts
10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (attached as an exhibit to our Current Report on Form 8-K filed February 16, 2006).
10.2	Development Agreement between our company and Molecular Vision Limited. (attached as an exhibit to our Current Report on Form 8-K filed February 20, 2007).
10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (attached as an exhibit to our Current Report on Form 8-K filed September 28, 2007).
10.4	Letter Agreement dated February 1, 2008 with Molecular Vision Limited (attached as an exhibit to our Current Report on Form 8-K filed February 19, 2008).

Exhibit No.	Document Name
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Amisano Hanson dated March 19, 2008 (attached as an exhibit to our current report on Form 8-K filed March 20, 2008
(31)	Section 302 Certification
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRONGENOMICS, INC.

By:
/s/ Platon Tzouvalis
Platon Tzouvalis
President
(Principal Executive Officer)
Date: November 19, 2008

By:
/s/ Ron Lizée
Ron Lizée
Chief Financial Officer, Secretary, and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: November 19, 2008