Form 10-K
period 2008-12-31
ACRONGENOMICS INC
filed 2009-04-20
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-49833

ACRONGENOMICS INC.
(Exact name of registrant as specified in its charter)

Nevada	52-2219285
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Fairfax House, 15 Fulwood Place, London UK WC1V 6AY
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code 30 697 724 3620

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

ii

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

21,873,738 common shares at a price of $0.55 per share for an aggregate market value of $12,030,556 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the average bid and asked price as of the last business day of our most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 24,597,981 shares of common stock are issued and outstanding as of April 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

iii

PART I

ITEM 1. BUSINESS

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

In this report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Acrongenomics” refer to Acrongenomics, Inc., unless otherwise indicated.

Corporate Overview

We were incorporated under the laws of the State of Nevada on August 17, 1999 under the name Cellway Ventures Inc. On February 25, 2004, we changed the name of our company to “Acrongenomics, Inc.”

We are a development stage company focusing on investing and commercializing novel technology platforms concerning the life sciences sector. We intend to acquire a subsidiary that has an interest in the intellectual property rights to a potential cholesterol-lowering agent that is currently in development. Until recently we were engaged solely in the business of the development of BioLED Technology, combining microfluidics and polymer Light Emitting Diodes (pLED) for use in future Point-of-Care diagnostic devices. On August 19, 2008, we entered into an agreement with Molecular Vision Limited of the United Kingdom, which substantially changed our relationship with Molecular Vision and changed the focus of our business. On as of August 19, 2008, upon the closing of our agreement with Molecular Vision, we held 25% of the issued and outstanding shares of Molecular Vision, which owns the BioLED technology. As a result of this new arrangement, we intend to be much less involved with the development of the BioLED technology than we have been in the past and we intend to focus instead on acquiring an interest in another technology through obtaining approximately 60% of the issued and outstanding shares of Vardisto Investments Limited, as further described in the section entitled “New Development Agreement” below. However, we are still interested in the BioLED technology and will continue to work toward finding more uses for it in the market. As of April 14, 2009, we hold 33,734 common shares of Molecular Vision, which represents approximately 17% of the issued and outstanding shares of Molecular Vision.

Background

We are a development stage company focusing on investing and commercializing novel technology platforms concerning the Life Sciences sector.

Initially, we focused our research and development efforts in the In Vitro Diagnostic (IVD) sector. Our first product was the EP-CAM™ Detection Kit, which was a molecular diagnostic test for micrometastatic cancer of epithelial origin. At the same time, we entered into a strategic collaboration with EuroGenet Labs S.A., a Greek research laboratory located in Athens, Greece, in order to explore future prospects by evaluating the technology behind existing implementations. We no longer offer the kit or work with EuroGenet Labs S.A.

In May 2006, we began working with Molecular Vision via a Joint Development Agreement concerning their potential technology platform combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED) to deliver potentially affordable, intelligent and readily portable Point-Of-Care (POC) medical diagnostic devices. The technology platform combining microfluidics and pLED is known as “BioLED Technology”. We then estimated that the proprietary molecular diagnostics technology platform still required extensive research costs and experiments for the next two to three years before it reached a stage to attract the interest of large pharmaceutical/diagnostics companies. We also felt that the series of experiments required to advance the proprietary molecular diagnostic technologies needed to be conducted by highly qualified personnel could devote 100% of their efforts to the project. Most probably, the development of the proprietary molecular diagnostics technology platform would also require collaborations with international university research centers equipped with highly trained personnel and appropriate instruments.

In early 2006, our Board of Directors decided that to devote 100% of our company’s attention and efforts on a single project such as the molecular diagnostic technology platform for the next two to three years would involve too much risk and market exposure. Therefore, it was necessary for our company to diversify its research activities.

BioLED Technology

As of August 19, 2008, we held 25% of the issued and outstanding shares of Molecular Vision, a research company registered in London, England, which owns and is developing the BioLED technology. As of April 14, 2009, we own a 17.2% interest in Molecular Vision.

On May 22, 2006, we signed a Joint Development Agreement with Molecular Vision. Molecular Vision Limited, has developed, within their fields of research at Imperial College London, a technology platform combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED) to deliver potentially affordable, intelligent and readily portable Point-Of-Care (POC) medical diagnostic devices. The technology platform combining microfluidics and pLED is known as “BioLED Technology”. Under such Joint Development Agreement with Molecular Vision Limited, we had the exclusive rights to develop and commercialize the existing intellectual properties related to the BioLED Technology and had first refusal rights to develop any additional applications derived from Molecular Vision’s research and development results. This agreement was replaced in its entirety by subsequent agreement and we no longer have the development and commercialization rights or the first refusal rights relating to the BioLED technology.

On February 27, 2007, we began negotiations to amend the Development Agreement with Molecular Vision Limited previously dated May 22, 2006. On March 8, 2007, Molecular Vision Limited, successfully demonstrated its BioLED “Lab-on-a-Chip” Technology using their patented, organic semi conductor technology in a high sensitivity, small size, medical diagnostic device that took place at Imperial College in London, UK. The device demonstrated its technological capability to measure biomarkers with high sensitivity and at a low cost. Acrongenomics and Molecular Vision believe that this technology is capable of further miniaturization and that it will, along with large scale, low cost manufacturing, bring forward disposable, Point-of-Care diagnostic for large range markers.

On April 17, 2007, we announced that Molecular Vision Limited had been successful in winning the £250,000 Royal Society Brian Mercer Award for Innovation 2007. This is a prestigious award from the UK’s Royal Society to develop low-cost, high throughput, reel to reel, manufacturing techniques for plastic electronics.

On May 23, 2007, we signed a new Development Agreement with Molecular Vision Limited. This agreement replaced the Development Agreement entered on May 22, 2006. The replacement agreement reduced the total payments due to Molecular Vision by £550,000 to a total of £2,325,000. The replacement agreement also re-priced the exercise price of 2,000,000 options granted to Molecular Vision Limited from $2.00 to $0.50. This agreement was replaced in its entirety by subsequent agreement.

On October 11, 2007, we demonstrated the successful implementation of a fully functional, portable medical diagnostic demonstrator of their Lab-on-a-Chip technology. The demonstrator employs patented, organic semiconductor technology in a high sensitivity, handheld, medical diagnostic device. The successful presentation of the demonstrator device took place at Imperial College in London, UK.

On November 14, 2007, we entered into a letter of intent with Molecular Vision Limited for the acquisition of a 100% of Molecular Vision, whereby we would acquire, subject to certain payments, all of the intellectual property and assets of Molecular Vision and retain the founders, Professor Donald Bradley, Professor Andrew De Mello and Profession John De Mellou, and their technical team to continue to lead the development of the POC devices and technology at the Molecular Vision laboratory at Imperial College in London, UK. On February 1, 2008, we agreed to extend the date to acquire 100% of that company to March 14, 2008. However, we did not close on this transaction to acquire 100% of Molecular Vision.

On February 1, 2008, we instead completed an agreement with Molecular Vision Ltd. whereby we purchased 16,566 ordinary shares of Molecular Vision for £549,991.20. The transaction gave us a 13.97% interest in the issued and outstanding shares of Molecular Vision at that time.

Technology Update

Medical Diagnostic Testing – Point-of-Care Diagnostic Devices

The multi-billion dollar point-of-care diagnostic market is set to benefit most from the BioLED technology. BioLED offers a compelling solution to point-of-care diagnostics. The stand-alone devices will generate quantitative lab-quality results at the point-of-care using only small amounts of bodily fluids such as blood and urine. The availability of such devices would directly address key objectives of health providers in the UK, Europe and the US, notably, reducing treatment time, improving quality of treatment, reducing inequality of treatment by extending facilities available to remote surgeries and improving ongoing care via home-based preventative and post-treatment monitoring of at-risk patients. Potential products include:

  professional point-of-care devices (cartridge/reader configuration) for use in a physician’s office, clinics and hospitals;

  single-use disposable diagnostic devices for home testing.

The current proof-of-concept projects have shown that both immunoassays and colorimetric assays can be successfully implemented on the platform. We are seeking to partner with diagnostic companies that are looking to reduce existing laboratory-based test products to the point-of-care market.

Current Focus

We are a development stage company focusing on investing and commercializing novel technology platforms concerning the life sciences sector. We intend to acquire a subsidiary that has an interest in the intellectual property rights to a potential cholesterol-lowering agent that is currently in development.

Until August 19, 2008, we had been operating pursuant to an amended Development Agreement dated February 27, 2007, whereby we funded the development of the Point-of-Care device of Molecular Vision in return for a license to commercialize and sell the device. Under the August 19, 2008 interim agreement and formal agreements dated November 14, 2008, we and Molecular Vision terminated the Development Agreement, we received a royalty on product sales or license fees received by Molecular Vision for products or licenses based on Molecular Vision’s suite of patents, and we increased our ownership position in Molecular Vision by virtue of receiving an additional 17,168 shares of Molecular Vision as partial consideration for terminating our development agreement. As a result of the restructuring of our relationship with Molecular Vision, we are now expected to seek other development opportunities in fields possibly related or complimentary to the Molecular Vision technology.

Over the next 12 months, we believe that Molecular Vision will continue to develop to prototype Point-of Care testing device for diabetes management and cardiovascular testing.

Over the next 12 months, we will focus on completing the acquisition of Vardisto Investments Limited, as described below.

New Development Agreement

Effective January 31, 2009 and subsequent to the December 31, 2008 audited financial statements, Acrongenomics entered into a Share Exchange Agreement with Vardisto Investments Limited (“Vardisto”), a private Cyprus company. Pursuant to the share exchange agreement we agreed, among other things, to acquire 60%, a total outstanding share capital or 600 shares of common stock of Vardisto in exchange for the issuance of 9,000,000 shares of our common stock. This agreement has not yet closed and the acquisition has not yet taken place.

Vardisto’s main asset is its interest in Halldale Ventures Limited (“Halldale”). Halldale is a private Cyprus company in which Vardisto holds an 80% interest.

Effective January 30, 2009, Halldale entered into an asset purchase agreement with Maragrita Hadzopoulou-Cladaras. Pursurant to the asset purchase agreement, Halldale agreed, among other things, to acquire certain assets comprised mainly of intellectual property and certain research materials from Ms. Hadzopoulou-Cladaras in exchange for 20% of its issued and outstanding shares of common stock.

The assets purchased by Halldale pursuant to the asset purchase agreement include research materials and experimental results from the use of a compound referred to as “compound X” as a hypolipidemic agent and development of a potential cholesterol-lowering agent, in combination with essential oil derived from plants.

The share exchange agreement is conditional upon certain events occurring and there is no assurance that the share exchange agreement will close.

BioLED Technology

We continue to have an interest in the development of the BioLED Technology. Terms such as “Lab-on-a-Chip” or “Point-of-Care Testing” (POCT) describe the concept of the technology, which is to have specialized, light weight, readily portable and easy to use devices to perform complex biological tests at the site where they are most needed. Traditionally, most of the complex biological tests require specialized laboratories equipped with bulky, expensive equipment and highly trained personnel. To realize the goal of portable diagnostic devices for Point-of-Care testing, one will need to overcome the difficulties of the lack of suitable miniaturization, low-power consumption and optical detection systems.

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

A typical assay for disease “markers” comprises two steps. First, specific immobilized antibodies are used to capture the protein markers inside the detection zone. Secondly, fluorescently labeled detection antibodies specific to the protein marker are flowed over the detection zone. The detection antibodies bind to capture protein markers and unbound excess detection antibodies are rinsed away. The labeled antibodies can then be excited with our pLED light sources and any emitted fluorescence is detected with our organic photodiodes. Without disease markers no detection antibodies are retained, resulting in zero fluorescence. This format is applicable to most protein based disease markers as long as suitable specific antibodies are available.

Market Potential

Following primary market research, a number of potential Point-of-Care diagnostic device applications were evaluated in terms of feasibility, market needs, generating revenue, market growth rate and competition. Among these, two disease areas were chosen to be the primary targets for BioLED device development. These Point-of-Care testing devices will enable on-the-spot quantitative and qualitative diagnosis from a few drops of blood, urine for:

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

Cardiovascular Diseases (Cardiac Markers):

Cardiovascular diseases are responsible for the deaths of 17 million people worldwide each year, making them the developed world’s leading cause of death according to the World Health Organization. 32 million heart attacks and strokes per year demonstrate the need for the development of accurate, cost efficient and accessible diagnostics. Conventional diagnostic techniques, however, are costly, time consuming and of limited predictive potential. A smarter diagnostic approach is the in vitro measurement of various cardiac biomarkers of high preventive value, using a Point-of-Care device. The cardiac biomarker tests are based on a sandwich immunoassay format. The detectable species is the secondary antibody labeled with a fluorescent tag. The antibodies to be used are anti-myoglobin (Myoglobin), CK-MB antibody (creatine kinase), anti-troponin I (Troponin I).

Compliance with Government Regulation

Once fully developed, we intend to participate in the marketing of the BioLED Technology based Point-of-Care testing devices primarily to General Physicians and clinics/health centers mainly in the United States and in Europe. We are aware that the production and marketing of medical testing devices are subject to the laws and regulations of governmental authorities in the United States and all other countries where the devices will be marketed. Specifically, in the United States, the Food and Drug Administration (FDA), among other agencies, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar legal bodies handling the requirements for testing and marketing.

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
  Quality System (QS) regulation,
  Labeling requirements, and
  Medical Device Reporting (MDR)

We envisage that the devices will be classified as Class I. The devices will be used to diagnose rather than treat medical conditions. Additionally, BioLED medical devices are non-invasive and the assays that will be used for testing are already existing in the market. BioLED technology, once developed, will cover a great medical niche and it may undergo fast track review since there is no other such technology available in the market. Therefore, we endeavor that regulatory procedures will be relatively benign and quick.

Regardless of how the BioLED technology is regulated, the Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, reporting, advertising and promotion of our future products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval in the United States

The BioLED currently only in the developmental stage of our technology, and therefore, we have not begun the process of seeking regulatory approval from the FDA. Once BioLED Technology is fully developed, we intend to consult with an FDA advisor to assist us in determining our path in the process toward gaining regulatory approval. There can be no assurance that the BioLED technology and potential products will ultimately receive regulatory approval.

We believe that BioLED Technology, if successfully developed, may be considered appropriate as part of a medical device and will be then subjected to the requirements of FDA for clinical testing to demonstrate safety and effectiveness prior to the approval.

Product Approval in Europe

If the BioLED Technology is successfully developed and potential Point-of-Care testing devices and seek regulatory approval in Europe, we believe the BioLED Technology may be regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directives being implemented by European Union member countries. These classifications apply to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy.

The applicable regulations vest the authority to permit affixing of the CE Mark with various notified bodies. These are private and state organizations which operate under license from the member states of the European Union to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified bodies are also given the responsibility for determination of the appropriate standards to apply to a medical product. Receipt of permission to affix the CE Mark enables a company to sell a medical device or product in all European Union member countries. Other registration requirements may also need to be satisfied in certain countries. Molecular Vision has not received permission from a notified body to affix the CE Mark to the BioLED Technology, nor have they as yet requested such permission.

Status of Product

On March 8, 2007, a demonstrator device was presented at Imperial College in London, UK, using MVL's patented, organic semiconductor technology in a high sensitivity, small size, medical diagnostic device.

The device demonstrated its technological capability to measure biomarkers with high sensitivity and at low cost.

On October 11, 2007, our company demonstrated the successful implementation of a fully functional, portable medical diagnostic demonstrator of their Lab-on-a-Chip technology. The demonstrator employs patented, organic semiconductor technology in a high sensitivity, handheld, medical diagnostic device. The stand alone two-channel, battery-powered device, complete with digital display and self-referencing capability has demonstrated its capability to measure clinically relevant markers with high sensitivity and at low cost. In particular, the demonstrator device has been used successfully to measure creatinine in urine at physiologically significant concentrations. The results, obtained within seconds, were comparable to those obtained using a bench top spectrometer. The successful presentation of the demonstrator device took place at Imperial College in London, UK.

Molecular Vision is continuing to develop the prototype Point-of-Care testing device for diabetes management and Cardiovascular testing and has not yet begun the regulatory approval process.

In January of 2009, we entered into a share exchange agreement with Vardisto Investments Limited (“Vardisto”), a private Cyprus company. Pursuant to the share exchange agreement we agreed, among other things, to acquire 60%, a total outstanding share capital or 600 shares of common stock of Vardisto in exchange for the issuance of 9,000,000 shares of our common stock. This agreement has not yet closed and the acquisition has not yet taken place. There is no guarantee or assurance that the agreement will close and that the acquisition will happen. Until it does, or we acquire an interest in another technology, they only interest in technology that we have is indirect and held via the 33,734 shares in the common stock of Molecular Vision.

Dependence on One or a Few Major Customers

We do not yet have any customers or customer contracts. Employees and Consultants

Our company currently has two full time employees and one part-time consultant. Our two employees are also directors of our company.

Mr. Platon Tzouvalis, President and Dr. Manos Topoglidis, Chief Technology Officer are currently bound by a three year employment agreements commencing April 1, 2007 and ending March 31, 2010.

The consulting agreement with a past President of Acrongenomics, Mr. Constantine Poulios, for a period of one year ended March 31, 2009. This agreement is presently in the process of being negotiating for renewal.

Our Director and CFO, Mr. Ron Lizée has been with Acrongenomics since June of 2004 and is not on a contract.

Reports to Security Holders

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1A. RISK FACTORS

Much of the information included in this report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

Risks Related to our Company

The global financial crisis has had, and may continue to have, an impact on our business and financial condition.

The ongoing global financial crisis may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.

We have not earned any revenues since our incorporation and only have a limited operating history in our current business, which raise doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business and must be considered in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until Molecular Vision successfully develops its BioLED Technology and commercializes its future Point-of-Care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and our auditors have included an explanatory paragraph in their audit report dated April 13, 2009 that we are in the development stage, we have not yet achieved profitable operations and we are dependent on our ability to raise capital from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1 to our financial statements, raise substantial doubt that the Company will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our Share Exchange Agreement with Vardisto Investments Limited may not be completed and we may not obtain an interest in the development of the potential cholesterol-lowering agent. Even if we do obtain an interest in the potential cholesterol-lowering agent, there is no assurance that it will ever become commercially viable. We may never develop and commercialize any products. If this happens we will not become profitable and we will go out of business.

Our Share Exchange Agreement with Vardisto Investments Limited may not be completed and we may not obtain an interest in the development of the potential cholesterol-lowering agent. Even if we do obtain an interest in the potential cholesterol-lowering agent, there is no assurance that it will ever become commercially viable. The development of life science technology is extremely risky and expensive. It is likely that we will never develop and sell a product that will make us profitable. If we never become profitable, we will go out of business and investors will lose all of the money they have invested in our company.

Risks Related to our Business

Our likelihood of profit depends on our ability to obtain, develop and market a profitable life science technology. We currently do not have such a technology. If we are unable to obtain such a technology and successfully sell it, our company will likely fail and investors will lose their entire investment in our company.

We do not own any technology. We hold only a 17.2 % interest in Molecular Vision’s BioLED Technology, which is in the development stage. Molecular Vision has not begun the regulatory approval process. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of the of a technology product, which will require significant additional research and development as well as clinical trials.

We need to raise additional financing to support the research and development of future business but we cannot be sure that we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to source and then develop a new technology is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

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

Our success will depend largely on our ability to develop and market life science technology without infringing the proprietary rights of others. Other patents could exist or could be filed which would prohibit or limit our ability to develop the technology we acquire in order to bring it to market. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert our attention away from developing the technology and marketing our potential products and be very expensive. An adverse outcome could take our ability to develop or commercialize a potential product and could prevent us from becoming profitable.

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

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

Risks Related to our Common Stock

The recent weakening of economic conditions around the world could have harmful effects on our company. If these harmful effects cause us to cease our development of medical technologies, then our shareholders will likely lose their entire investment in our company.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

We believe that recent decreases in value of the common shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Resident Agent

Acrongenomics has a registered office for mailing services at Fairfax House, 15 Fulwood Place, London UK WC1V 6AY, at cost of £705 per year.

Our registered office for service in the State of Nevada is located at Paracorp Incorporated, 318 N Carson St #208, Carson City, NV 89701.

On October 1, 2008, Acrongenomics Inc. signed a two year management and operational services agreement, which includes rental of office space, reception and secretarial services, at $5,000 per month and located at 115 Ag. Paraskevis Street, Halandri, Greece.

During the year, Acrongenomics terminated a month-to-month Management Agreement for $10,000 per month with CASAD Sarl for office space and administration in Geneva, Switzerland.

Acrongenomics terminated a rental agreement with PKL Ltd. for the rental of a Flat in London for £488 per week.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common stock is quoted on the OTC Bulletin Board under the Symbol “AGNM”. Our stock was originally approved for trading on the OTC Bulletin Board on July 15, 2003 under the symbol “CWYV” and was changed to “AGNM” on March 4, 2004 in connection with a change of name.

The following table reflects the high and low bid information for our common stock obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

End Date	Bid High	Bid Low	Close
12/31/2008	$0.35	$0.20	$-
09/30/2008	$0.54	$0.25	$-
06/30/2008	$0.64	$0.35	$-
03/31/2008	$1.05	$0.53	$-
12/31/2007	$1.33	$0.80	$-
09/28/2007	$1.25	$0.69	$-
06/29/2007	$1.56	$0.70	$-
03/30/2007	$1.75	$0.35	$-

On April 7, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.34.

Transfer Agent

Our common shares are issued in registered form. The Pacific Stock Transfer Company of 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119, Phone: (702) 361-3033, Fax: (702) 433-1979 is the registrar and transfer agent for our common shares.

Holders of Common Stock

As of April 1, 2009, there were 219 registered holders of record of our common stock. As of such date, 24,597,981 common shares were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 1, 2008, our company issued 300,000 common shares valued at a quoted market price of $0.95 per share to two consultants for past and future services to be rendered. We issued the common shares to non U.S.

person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and /or Section 4(2) of the Securities Act of 1933.

On February 1, 2008, the Company issued 90,000 units at $1.10 per unit for total proceeds of $99,000. Each unit consists of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder the right to purchase one common share of the Company at $1.50. The warrants expire on August 1, 2009.

On February 14, 2008, our Company issued 1,150,000 common shares valued at a quoted market price of $0.79 per share to two of our officers as a bonus for services rendered to the Company. We issued the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 15, 2008, the Company issued 1,250,010 units at $0.80 per unit for total proceeds of $1,000,008. Each unit consists of one share of common share and one common share purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $1.60. The warrants expire on August 15, 2009.

On June 12, 2008 and November 14, 2008, the Company issued 150,000 and 200,000 shares valued at quoted market prices of $0.53 per share and $0.27 per share respectively to a Director in recognition of services to the Company.

Between July 2, 2008 and December 3, 2008, the Company issued 1,450,250 units at .40 per unit for total proceeds of $580,100. Each unit consists of one share of common share and one common share purchase warrant. Each warrant entitles the holder the right to purchase one share of common stock of the Company at $0.75.

On December 12, 2008 the Company issued 1,450,000 shares valued at a quoted market price of $0.27 per share to three (3) consultants of the Company for past and present services.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
N/A	Nil	Nil	Nil	Nil

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2009 and the factors that could affect our future financial condition and plan of operation.

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

Until August 19, 2008, we had been operating pursuant to a Development Agreement dated February 27, 2007, whereby we funded the development of the Point-of-Care device of Molecular Vision in return for a license to commercialize and sell the device. Under the August 19, 2008 interim agreement and formal agreements dated November 13, 2008, we and Molecular Vision terminated the Development Agreement, we received a royalty on product sales or license fees received by Molecular Vision for products or licenses based on Molecular Vision’s suite of patents, and, as well, we received 17,168 additional common shares of Molecular Vision. As of April 14, 2009, we hold a 17.19% interest the issued and outstanding shares of Molecular Vision. As a result of the restructuring of our relationship with Molecular Vision, we now intend to seek other development opportunities in fields possibly related or complimentary to the Molecular Vision technology.

Over the next 12 months Molecular Vision will continue to develop to prototype Point-of Care testing device for diabetes management and cardiovascular testing. We will continue to work toward finding more uses for it in the market and will continue to follow the development of the technology.

New Development Agreement

Effective January 31, 2009 and subsequent to the December 31, 2008 audited financial statements, Acrongenomics entered into a share exchange agreement with Vardisto Investments Limited (“Vardisto”), a private Cyprus company. Pursuant to the share exchange agreement we agreed, among other things, to acquire 60%, a total outstanding share capital or 600 shares of common stock of Vardisto in exchange for the issuance of 9,000,000 shares of our common stock.

Vardisto’s main asset is its interest in Halldale Ventures Limited (“Halldale”). Halldale, is a private Cyprus company in which Vardisto holds an 80% interest.

Effective January 30, 2009, Halldale entered into an asset purchase agreement with Maragrita Hadzopoulou-Cladaras. Pursurant to the asset purchase agreement, Halldale agreed, among other things, to acquire certain assets comprised mainly of intellectual property and certain research materials from Ms. Hadzopoulou-Cladaras in exchange for 20% of its issued and outstanding shares of common stock.

The assets purchased by Halldale pursuant to the asset purchase agreement include research materials and experimental results from the use of a compound referred to as “compound X” as an hypolipidemic agent and development of a cholesterol-lowering agent, in combination with essential oil derived from plants.

The share exchange agreement is conditional upon certain events occurring and there is no assurance that the share exchange agreement will close.

Cash Requirements

We have not generated any revenues and our operating activities have resulted in a loss of $3,022,005 for the year ended December 31, 2008. This negative cash flow is attributable to our operating expenses, including but not limited to, research and development expense, general and administration and the payment of our audit fees and legal fees. We anticipate that our expenses will increase as we intend to focus on the development of our new project with Vardisto. We estimate our expenses in the next 12 months will be approximately $1,800,000, generally falling in four major categories: research and development, general and administrative expenses, investor relations and professional fees.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research & Development	$500,000
General & Administrative	$600,000
Investor Relations	$400,000
Professional fees	$300,000
$1,800,000

Research & Development will include our contributions to the research and development of the potential cholesterol-lowering agent that is currently in development by the subsidiary of the subsidiary that we intend to acquire. If we do not acquire that subsidiary, then we intend to seek out and acquire another, as yet unknown, technology and to spend approximately this amount on its research and development.

General & Administrative will include office rent, utilities, communication, office equipment and supplies, banking fees, insurance, corporate materials, accounting and temporary office assistance.

Investor Relations will include the costs of paying for investor relations representatives, press releases, advertizing, and travel expenses related to promoting the company.

Professional fees will include all payments to our outsourced attorney and independent auditor

As of December 31, 2008, we had approximately $22,000 in cash. We do not have enough money to pay for our estimated operating expenses for the next 12 months. To obtain that money, we may sell shares in our equity securities or take on debt.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations.

We believe that recent decreases in value of the common shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment.

Personnel Plan

We currently employ two executive officers, which are on an employment contract and one consulting agreement.

General Administration

We anticipate spending approximately $600,000 on general and administration costs in the next 12 months. These costs will consist primarily travel, office, rent and consulting fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Our financial condition for the years ended December 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital
	December 31, 2008	December 31, 2007
Current Assets	$39,662	$365,975
Current Liabilities	906,101	1,614,170
Working Capital (deficit)	$(866,439)	$(1,248,195)

The reduction in our working capital (deficit) of $381,759 was primarily due to repayment of our accounts payables from funds raised through private placements during the year.

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Net cash used in Operating Activities	$(1,307,390)	$(2,290,279)
Net cash used in Investing Activities	(947,845)	-
Net cash provided by Financing Activities	1,933,584	2,629,422
Change in Cash and Cash Equivalents During the Period	$(321,651)	$339,143

Cash Used In Operating Activities

During the year ended December 31, 2008 we used net cash in operating activities in the amount of $1,307,390 primarily towards general and administrative expenses as well as a net change in prepaid expenses of $4,662 and a net change in accounts payable and accrued liabilities of $105,410.

Cash Used In Investing Activities

During the year ended December 31, 2008, we acquired an approximately 10.9% interest in Molecular Vision for $1,097,639 and as a result of our termination agreement with Molecular Vision in August 2009, we received a cash refund in the amount of $149,794 for net cash used in investing activities for the year ended December 31, 2008 of $947,845

Cash from Financing Activities

We received net cash from financing activities during the year ended December 31, 2008. Net cash generated by financing activities is attributable to cash received from common share issuances totaling $1,509,648, common stock subscriptions totaling $29,800 and from the issuance of convertible notes totaling $694,136 as well as a repayment of one our issued promissory notes in the amount of $300,000 for net cash from financing activities totaling $1,933,584.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008 which are included herein.

Our operating results for the year ended December 31, 2008 and 2007 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production or royalties from our investment with Molecular Vision.

Expenses

Our expenses for the 12 months ended December 31, 2008 and 2007 were as follows:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Accounting and audit fees	187,481	93,490
Bank charges	4,052	5,027
Consulting fees	759,164	644,905
Interest on notes payable	506,477	-
Legal fees	89,614	23,831
Management fees	605,681	2,119,505
Office and miscellaneous	37,370	43,964
Public relations and donation	5,102	27,387
Rent	59,538	12,765
Research and development	648,407	1,871,890
Transfer agent and filing fees	6,363	5,821
Travel	120,539	212,160

	(3,029,788)	(5,060,745)

Operating expenses for the 12 months ended December 31, 2008 decreased by $2,030,957 compared to the same period in 2007 largely due to a decrease in stock-based compensation, a decrease in management fees (primarily resulting from a reduction of stock-based compensation) and a decrease of Research and Development resulting from the change in our relationship with Molecular Vision in 2008 to one of investor.

Accounting and Audit Fees

Increased by $93,991in the year ended December 31, 2008 compared to the year ended December 31, 2007. This was the result of our Company the services of an accounting firm to assist us with the preparation of our books and records as well the preparation of our interim quarterly financial statements.

Consulting fees

The consulting fees we paid increased in the year ended December 31, 2008 compared to the year ended December 31, 2007 due to engaging the services of 2 additional consultants during the year.

Interest on notes payable

The interest we incurred on notes payable increased in the year ended December 31, 2008 compared to the year ended December 31, 2007. This was the result of the Company issuing two convertible notes during the year for which beneficial conversion features totaling $482,124 were calculated and accreted to interest expense.

Legal fees

Our legal fees increased in the year ended December 31, 2008 compared to the year ended December 31, 2007. This was the result of the Company engaging the services of our attorney to prepare the various agreements associated with the termination of our development agreement with Molecular Vision.

Management fees

Our management fees decreased in the year ended December 31, 2008 compared to the year ended December 31, 2007. This was the result of the Company granting a significant amount of options in the prior year, the compensation expense of which was classified as management fees.

Rent

Our rental expenses increased in the year ended December 31, 2008 compared to the year ended December 31, 2007. This was the result of signing a new rental agreement for premises in Athens, Greece.

Research and development

Our expenditures on research and development were $648,407 in the year ended December 31, 2008 compared to $1,871,890 in the year ended December 31, 2007. This was the result of our no longer paying for the research and development of the BioLED technology upon the termination of our development agreement with them.

Going Concern

We have historically incurred losses and have incurred a loss of $3,022,005 for the year ended December 31, 2008. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may cease operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

There are accounting policies that we believe are significant to the presentation of our financial statements. The most significant of these accounting policies relates to the valuation of intellectual property, the accounting for our research and development expenses and stock-based compensation expense.

Investment in Molecular Vision Ltd.

We have made an equity investment in Molecular Vision Ltd., a privately held company incorporated in Great Britain and whose business is complementary to the Company’s business. This investment is accounted for under the cost method of accounting, as the Company held less than 20% of the voting stock outstanding and did not exert significant influence over this company. We assess the recoverability of this investment by reviewing various indicators of impairment and by determining the fair value of this investment by performing a discounted cash flow analysis of estimated future cash flows. We record an impairment of this investment when a decline in value is determined to be other-than-temporary.

Stock-based Compensation

We account for all of our stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. We assess the probability of any performance condition being achieved we accrue the value of the award if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments to employees that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of ten companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. We use the “simplified method” for determining the expected life of the options granted as permitted under the SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which will allow a company to continue to use the “simplified method” under certain circumstances. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited.

Recent accounting pronouncements

On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only for the year ended December 31, 2008.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 gives the Company’s managment the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of December 31, 2008, we had not elected the fair value option for any eligible financial asset or liability.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on our financial position and results of operations.

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. We do not believe the adoption of these statements will have a material impact on significant acquisitions completed after January 1, 2009.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective as of January 1, 2009. We expect that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of our business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. We are in the process of evaluating the impact, if any, of SFAS 162 on our financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. We are currently evaluating the effects of adopting FSP APB 14-1.

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.” EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of EITF 07-05 is not permitted. We do not believe the adoption of EITF 07-05 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACRONGENOMICS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Stated in US Dollars)

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Acrongenomics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Acrongenomics, Inc. (the “Company”, a Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, cash flows and capital deficit for the years then ended and for the period from August 17, 1999 (Date of Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Acrongenomics, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from August 17, 1999 (Date of Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
April 13, 2009

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

ACRONGENOMICS, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2008 and 2007
(Stated in US Dollars)

	2008	2007
ASSETS

Current
Cash	$22,044	$343,695
Prepaid expenses and deposit	17,618	22,280

	39,662	365,975
Investment in Molecular Vision Ltd. – Note 3	791,230	-

	$830,892	$365,975

LIABILITIES

Current
Accounts payable and accrued liabilities– Notes 3 and 7	$510,965	$1,613,170
Convertible promissory notes payable – Note 5	394,136	-
Loans payable – Note 6	1,000	1,000

	906,101	1,614,170

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Notes 8 and 12
100,000,000 shares authorized
23,906,731 shares issued (2007: 17,866,471)	23,906	17,866
Additional paid-in capital	26,507,207	22,348,056
Shares subscriptions (receivable) – Note 8	26,500	(3,300)
Deficit accumulated during the development stage	(26,632,822)	(23,610,817)

	(75,209)	(1,248,195)

	$830,892	$365,975

Nature of Operations and Ability to Continue as a Going Concern– Note 1
Commitments – Notes 8 and 11
Contingencies – Note 12
Subsequent Events – Notes 8 and 13

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2008 and 2007 and
for the period August 17, 1999 (Date of Inception) to December 31, 2008
(Stated in US Dollars)

			August 17,
			1999 (Date of
			Inception) to
			December 31,
	2008	2007	2008

Expenses
Accounting and audit fees – Note 7	$187,481	$93,490	$570,834
Amortization of patents	-	-	741,430
Appraisals	-	-	14,500
Bank charges	4,052	5,027	16,734
Consulting fees – Note 7	759,164	644,905	2,601,068
Legal fees - Note 7	89,614	23,831	345,609
Interest and accretion on notes payable – Notes 5 and 7	506,477	-	506,477
Management fees – Note 7	605,681	2,119,505	3,314,859
Office and miscellaneous	37,370	43,964	136,095
Public relations and donation	5,102	27,387	579,496
Rent - Note 7	59,538	12,765	108,303
Research and development – Notes 3 and 7	648,407	1,871,890	9,202,266
Transfer agent and filing fees	6,363	5,821	32,693
Travel	120,539	212,160	451,608
Write-down of patents	-	-	8,004,447

Operating loss	(3,029,788)	(5,060,745)	(26,626,419)

Interest income	202	495	23,140
Foreign exchange gain (loss)	7,581	4,133	12,455

Loss from continuing operations	(3,022,005)	(2,480,288)	(26,590,824)
Loss from discontinued operations	-	-	(41,998)

Net loss for the period	$(3,022,005)	$(5,056,117)	$(26,632,822)

Basic and diluted loss per share	$(0.14)	$(0.32)

Weighted average shares outstanding	21,203,764	15,794,532

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2008 and 2007 and
for the period August 17, 1999 (Date of Inception) to December 31, 2008
(Stated in US Dollars)

			August 17,
			1999 (Date of
			Inception) to
			December 31,
	2008	2007	2008
Cash Flows used in Operating Activities
Net loss for the period	$(3,022,005)	$(5,056,117)	$(26,632,822)
Items not affecting cash:
Amortization	-	-	741,430
Accretion of debt discount	482,124	-	482,124
Shares issued for consulting and management fees	667,500	645,000	1,312,500
Stock-based compensation	454,919	533,252	1,881,844
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	4,662	(22,280)	(17,618)
Accounts payable and accrued liabilities	105,410	1,609,866	2,344,580

Net cash used in operating activities	(1,307,390)	(2,290,279)	(11,883,515)

Cash Flows used in Investing Activity
Investment in Molecular Vision	(1,097,639)	-	(1,097,639)
Refund on termination of development agreement with
Molecular Vision	149,794		149,794
Patents	-	-	(121,877)

Net cash used in Investing Activities	(947,845)	-	(1,069,722)

Cash Flows provided by Financing Activities
Common stock issued for cash	1,509,648	2,656,695	12,180,038
Stock purchase warrants	-	-	370,307
Common stock subscriptions	29,800	-	29,800
Issuance of convertible notes	694,136	-	694,136
Repayment of convertible note	(300,000)		(300,000)
Increase (decrease) in loan payable	-	(27,273)	1,000

Net cash provided by financing activities	1,933,584	2,629,422	12,975,281

Increase (decrease) in cash during the period	(321,651)	339,143	22,044

Cash, beginning of period	343,695	4,552	-

Cash, end of period	$22,044	$343,695	$22,044

Supplemental Cash Flow Information – Note 10

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to December 31, 2008
(Stated in US Dollars)

						Deficit
			Common Stock			Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Capital stock issued for cash	- at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
	- at $0.01	5,000,000	5,000	45,000	-		50,000
Net loss for the period		-	-	-	-	(2,116)	(2,116)
Balance, December 31, 1999		10,000,000	10,000	45,000	-	(2,116)	52,884
Capital stock issued for cash	- at $0.20	100,000	100	19,900	-	-	20,000
Net loss for the year		-	-	-	-	(8,176)	(8,176)
Balance, December 31, 2000		10,100,000	10,100	64,900	-	(10,292)	64,708
Net loss for the year		-	-	-	-	(205)	(205)

Balance, December 31, 2001		10,100,000	10,100	64,900	-	(10,497)	64,503
Capital stock issued for cash	- at $0.20	15,000	15	2,985	-	-	3,000
Net loss for the year		-	-	-	-	(24,818)	(24,818)
Balance, December 31, 2002		10,115,000	10,115	67,885	-	(35,315)	42,685
Net loss for the year		-	-	-	-	(21,576)	(21,576)
Balance, December 31, 2003		10,115,000	10,115	67,885	-	(56,891)	21,109
Pursuant to the acquisition of patent	- at $1.96	4,000,000	4,000	7,836,000	-	-	7,840,000
Capital stock issued for patent commission	- at $1.96	400,000	400	783,600	-	-	784,000
Capital stock issued for cash	- at $1.00	420,000	420	419,580	-	-	420,000
Capital stock issued for commission	- at $1.00	42,000	42	41,958	-	-	42,000
Less: commission		-	-	(42,000)	-	-	(42,000)
commission		-	-	(35,000)	-	-	(35,000)
Capital stock issued for cash	- at $2.30	537,956	538	1,236,761	-	-	1,237,299
Capital stock issued for commission		50,594	50	116,316	-	-	116,366
Less: commission		-	-	(116,366)	-	-	(116,366)
Capital contribution		-	-	6,000	-	-	6,000
Stock subscriptions		-	-	-	426,329	-	426,329
Net loss for the year		-	-	-	-	(1,863,376)	(1,863,376)
Balance, December 31, 2004		15,565,550	$15,565	$10,314,734	$426,329	$(1,920,267)	$8,836,361

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to December 31, 2008
(Stated in US Dollars)

						Deficit
			Common Stock			Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total
Balance, December 31, 2004		$15,565,550	$15,565	$10,314,734	$426,329	$(1,920,267)	$8,836,361
Capital stock issued for cash	- at $2.30	72,500	73	166,677	-	-	166,750
	- at $2.40	108,168	108	259,495	-	-	259,603
	- at $3.50	551,443	551	1,929,499	-	-	1,930,050
	- at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for commission	- at $4.00	81,337	82	325,266	-	-	325,348
Less: commission		-	-	(325,348)	-	-	(325,348)
commission		-	-	(24,900)	-	-	(24,900)
Capital stock issued for cash pursuant to exercise of
warrants	- at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	364,000
Capital stock issued for consulting services	- at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing operations		-	-	-	-	(14,152,210)	(14,152,210)
Net loss from discontinued operations						(1,935)	(1,935)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares		(4,000,000)	(4,000)	4,000	-	-	-
Stock-based compensation		-	-	529,673	-	-	529,673
Capital stock issued for cash	- at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)
Balance, December 31, 2006		14,131,457	14,131	18,315,544	40,000	(18,554,700)	(185,025)
Capital stock issued for cash:	- at $0.50	220,000	220	109,780	(40,000)	-	70,000
	- at $0.80	250,000	250	199,750	-	-	200,000
	- at $1.10	2,230,924	2,231	2,451,785	(3,300)	-	2,450,716
Capital stock issued for commission		126,090	126	(126)	-	-	-
Less: commission - cash		-	-	(64,021)	-	-	(64,021)
Stock as bonus	- at $0.86	750,000	750	644,250	-	-	645,000
Stock issued to settle accounts payable	- at $1.00	158,000	158	157,842	-	-	158,000
Stock-based compensation – Note 8		-	-	533,252	-	-	533,252
Net loss for the year		-	-	-	-	(5,056,117)	(5,056,117)
Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to December 31, 2008
(Stated in US Dollars)

						Deficit
			Common Stock			Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total
Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)
Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
	- at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting and management fees
	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.53	150,000	150	79,350	-	-	79,500
	- at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less: commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts payable:	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes - Note 4		-	-	482,124	-	-	482,124
Stock-based compensation – Note 8		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance, December 31, 2008		23,906,731	$23,906	$26,507,207	$26,500	$(26,632,822)	$(75,209)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and has not yet realized any revenues from its planned operations. The Company’s business is research and development in the field of life science including BioLED technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2008, the Company had not yet achieved profitable operations, had an accumulated deficit of $26,632,822 (2007 - $23,610,817) since its inception and incurred a net loss of $3,022,005 (2007 - $ 5,056,117) for the year then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management expects the Company’s cash requirement over the twelve-month period ended December 31, 2009 to be $1,800,000. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from issuing promissory notes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 2	Summary of Significant Accounting Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

b)	Investment in Molecular Vision Ltd.

The Company has made an equity investment in Molecular Vision Ltd., a privately held company incorporated in Great Britain and whose business is complementary to the Company’s business. This investment is accounted for under the cost method of accounting, as the Company held less than 20% of the voting stock outstanding and did not exert significant influence over this company. The Company records an impairment to its investment when a decline in value in such investments is determined to be other-than-temporary.

c)	Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

d)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, convertible promissory note payable and loans payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is subject to foreign exchange price risk as it periodically incurs expenses and accrues liabilities denominated in Euros. At December 31, 2008, there are accounts payable and accrued liabilities totalling $ 3,641 (€ 2,810) denominated in Euros. At December 31, 2007, there was accounts payable and accrued liabilities totalling $196,734 (£ 98,500) denominated in British pounds. The Company does not use derivative instruments to reduce its exposure to fluctuations in exchange rates.

e)	Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

f)	Basic and Diluted Loss per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. For the year ended December 31, 2008, loss per share excludes 7,328,550 (December 31, 2007 – 5,048,213) potentially dilutive common shares (related to outstanding options, warrants and convertible notes) as their effect was anti-dilutive.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

f)	Foreign Currency Translation

The Company’s functional currency is the United States dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

g)	Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments on an accelerated basis as required by Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition is accrued if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments to employees that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options is expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page5

Note 2	Summary of Significant Accounting Policies – (cont’d)

i)	Research and Development

Research and development costs are expensed as incurred. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including salaries, facilities costs, overhead costs and other related expenses as well as costs incurred in connection with third-party collaboration efforts. Milestone payments made by the Company to third parties are expensed when the specific milestone has been achieved. In addition, the Company incurs expenses in respect of the acquisition of intellectual property relating to patents. The probability of success and length of time to developing commercial applications of the technology subject to the acquired patents is difficult to determine and numerous risks and uncertainties exist with respect to the timely completion of the development projects. There is no assurance the acquired patents will ever be successfully commercialized. Due to these risks and uncertainties, the Company expenses the acquisition of patents.

j)	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation of the current year.

During the year ended December 31, 2006, the Company cancelled 4,000,000 common shares which had previously been presented on the Statement of Stockholders’ Equity as a charge to additional paid-in capital of $7,836,000 and a credit to accumulated deficit in the amount of $7,840,000. During the year ended December 31, 2008, the credit to the accumulated deficit of $7,840,000 was reclassified to additional paid-in capital.

k)	New Accounting Standards

Recently adopted accounting pronouncements

On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. See Note 4 Fair Value Measurements in the Notes to Financial Statements herein.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Pagein US Dollars) – Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

k)	New Accounting Standards – (cont’d)

Recently adopted accounting pronouncements – (cont’d)

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of December 31, 2008, the Company had not elected the fair value option for any eligible financial asset or liability.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07- 03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition- related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 7

Note 2	Summary of Significant Accounting Policies – (cont’d)

k)	New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. The Company does not believe the adoption of these statements will have a material impact on significant acquisitions completed after January 1, 2009.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective for the Company as of January 1, 2009. The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page8

Note 2	Significant Accounting Policies – (cont’d)

k)	New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

.In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company is currently evaluating the effects of adopting FSP APB 14-1.

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.”. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of EITF 07-05 is not permitted. The Company does not believe the adoption of EITF 07-05 will have a material impact on the Company’s financial position, results of operations or cash flows.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 9

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number of
	Molecular
	shares owned	Amount

Balance, December 31, 2007	-	$-

Acquisition of Molecular shares for GBP £550,000	16,566	1,097,639
Refund of amounts previously advanced on
termination of development agreement:
Credit applied to amounts owed Molecular	-	(156,615)
Cash refunded	-	(149,794)
Molecular shares received as consideration
for termination of development agreement	17,168	-

Balance, December 31, 2008	33,734	$791,230

The 33,734 shares owned in Molecular above represent 17.2% of the total issued shares of Molecular as at December 31, 2008.

By a development agreement dated February 13, 2007 and amended May 23, 2007, the Company agreed to collaborate with Molecular to acquire the exclusive rights to commercialize certain technology relating to the analysis/diagnostic fields (BioLED Technology), to contract Molecular to complete the research and development necessary to achieve manufacturable prototypes and have first right of refusal to fund the development of additional applications of the technology by agreeing to pay $4,225,700 (GBP£2,325,000) (this sum is in addition to the GBP£575,000 previously paid under the February 13, 2007 agreement) over 3 years and grant 2,000,000 share purchase options entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share. The options were to vest at 50% per milestone and be exercisable within a period of 5 years from the date of vesting. As the vesting of the share purchase options granted were contingent upon the performance milestones, no value was ascribed to them as it was unlikely that they would be vested. These options did not vest and were cancelled pursuant to the termination of the development agreement as noted below.

Molecular also granted to the Company an exclusive, worldwide, perpetual license to the intellectual property to develop and commercialize it, subject to the payment to the vendor of a royalty of 30% of gross receipts.

On January 31, 2008, by a Heads of Terms agreement dated in November 2007 and amended February 1, 2008, the Company acquired 16,566 common shares amounting to 13.97 % of the share capital of Molecular at that date for $1,097,639 (GBP£550,000).

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 10

Note 3	Investment in Molecular Vision Ltd – (cont’d)

By a letter agreement dated August 19, 2008 and formalized November 12, 2008, the development agreement was terminated. As consideration for the Company’s contributions made under the development agreement and in lieu of certain rights granted under the development agreement, Molecular will pay to the Company royalties of 0.3-0.5% on net product sales and 3% to 5% of licensing fees received by Molecular until patents owned by Molecular expire and issued to the Company 17,168 common shares of Molecular for which no value has been recorded. In addition, the Company received a refund of $306,409 (GBP£200,000) for amounts previously advanced during the year ended December 31, 2008 to Molecular for research and development costs but which had not been utilized. The amount was refunded as follows: $156,615 (GBP£98,500) applied to amounts owing to Molecular and the remaining $149,794 (GBP£101,500) was refunded in cash. The Company was also granted the option to purchase 4,518 shares of Molecular at £33.20 ($60.34) per share from three founders of Molecular on or before December 31, 2008. On December 31, 2008, this option expired unexercised.

Note 4	Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 -	quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -

observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 -	assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 11

Note 4	Fair Value Measurements – (cont’d)

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Investment in Molecular Vision Ltd.	$-	$-	$791,230	$791,230
	$-	$-	$791,230	$791,230

Liabilities
Convertible promissory note payable	$-	$-	$394,136	$394,136
	$-	$-	$394,136	$394,136

Note 5	Convertible Promissory Notes Payable

On June 12, 2008, the Company was loaned $394,136 by a director of the Company by the issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. The note may be converted into units of the Company at any time and at the option of the lender at the rate of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance. The note is secured by an interest in all property of the Company.

On June 17, 2008 the Company was loaned $300,000 by the issuance of a convertible promissory note, maturing on September 30, 2008, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. The promissory note was convertible into units of the Company at any time and at the option of the lender at the rate of $0.40 per unit. Each unit consisted of one common share and one share purchase warrant exercisable at $0.75 for a period of two years from the date of issuance. The note was secured by an interest in all property of the Company and a further guarantee by a third party. During the year-ended December 31, 2008, Company repaid the amount owing on this note.

The Company recorded a beneficial conversion feature totaling $482,124 based on the comparison of the proceeds of these two notes allocated to the common stock portion of the conversion feature and the fair value of the common stock at the commitment date of the note in accordance with EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”. This amount was accreted in income in its entirety and included in interest on notes payable in the financial statements for the year ended December 31, 2008 due to the promissory note issued on June 12, 2008 not having a stated maturity date and the promissory note issued on June 17, 2008 having matured and paid out on September 30, 2008.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 12

Note 6	Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 7	Related Party Transactions

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

			August 17,
			1999 (Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2008	2007	2008

Accounting fees	$85,244	$48,317	$275,143
Consulting fees	169,600	332,400	566,901
Legal fees	-	-	60,656
Management fees	192,750	1,999,505	2,747,128
Rent	-	-	36,000
Research and development	-	-	5,604,189
Interest and accretion on convertible
promissory note - Note 5	309,487	-	309,487
	$757,081	$2,380,222	$9,599,504

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at December 31, 2008 includes $149,062 (2007: $1,166,568) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Note 8	Capital Stock

All common share issuances of the Company for non-cash consideration since the date of inception have been valued at the quoted market price of the Company stock at the time they are issued.

In February 2007, the Company issued 220,000 common shares pursuant to a private placement at $0.50 per share for total proceeds of $110,000. The Company issued 20,000 common shares as a commission on this placement.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 13

Note 8	Capital Stock – (cont’d)

In April, 2007, the Company issued 2,230,924 common shares pursuant to a private placement at $1.10 per share for total proceeds of $2,454,016 (of which $3,300 was unpaid as of the issuance date and December 31, 2007. Such was received in 2008.) The Company issued 84,090 common shares and paid $64,021 as a commission on this placement

On July 31, 2007, the Company issued 250,000 common shares pursuant to a private placement at $0.80 per share for total proceeds of $200,000. The Company issued 22,000 common shares as a commission for these placements.

On September 3, 2007, the Company issued 750,000 common shares at a quoted market price of $0.86 per share for a total of $645,000 pursuant to an agreement to issue common shares to the former CEO of the Company as a signing bonus.

On December 12, 2007, the Company issued 158,000 common shares at a quoted market price of $1.00 per share for a total of $158,000 pursuant to an agreement to settle an account payable.

On February 1, 2008, the Company issued 90,000 units at $1.10 per unit for total proceeds of $99,000. Each unit consisted of one share and one half common share purchase warrant exercisable for 18 months at a price of $1.50 per warrant.

On February 1, 2008, the Company issued a total of 300,000 common shares to two consultants at a quoted market price of $0.95 per share for a total of $285,000 for their consulting services performed for the Company, of which 150,000 common shares were issued in respect of amounts previously accrued in accounts payable.

On February 14, 2008, the Company issued 1,150,000 common shares to two consultants at a quoted market price of $0.79 per share for a total of $908,500 to settle accounts payable for past consulting services performed for the Company.

On February 15, 2008, the Company issued 1,250,010 units at $0.80 per unit for total proceeds of $1,000,008. Each unit consisted of one share and one common share purchase warrant exercisable for 18 months at a price of $1.60 per warrant.

Between July 2, 2008 and December 3, 2008, the Company issued 1,450,250 units at $0.40 per unit for total proceeds of $580,100. Each unit consisted of one common share and one share purchase warrant exercisable at $0.75 until April 20, 2009.

On June 12, 2008, the Company issued 150,000 common shares to two consultants at a quoted market price of $0.53 per share for a total of $79,500 for their consulting services performed for the Company.

On November 14, 2008, the Company issued 200,000 common shares to one consultant at a quoted market price of $0.27 per share for a total of $54,000 for consulting services rendered to the Company.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 14

Note 8	Capital Stock – (cont’d)

On December 12, 2008, the Company issued 1,450,000 common shares to three consultants at a quoted market price of $0.27 per share for a total of $391,500 for their consulting services rendered to the Company.

Commitments

a)	Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	1,548,213	$1.42	737,334	$1.33
Issued	2,745,260	$1.15	1,548,213	$1.42
Expired	(1,035,603)	$1.37	(737,334)	$1.33

Outstanding, end of year	3,257,870	$1.20	1,548,213	$1.42

The following table summarizes the warrants outstanding as at December 31, 2008:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

165,000	$1.50	February 28, 2009
347,610	$1.50	April 20, 2009
1,450,250	$0.75	April 20, 2009
45,000	$1.50	August 1, 2009
1,250,010	$1.60	August 15, 2009

3,257,870

Subsequent to December 31, 2008, the 165,000 share purchase warrants exercisable at $1.50 until February 28, 2009 expired unexercised.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 15

Note 8	Capital Stock – (cont’d)

Commitments – (cont’d)

a)	Stock Based Compensation Plan

In May, 2005, the Company adopted a stock option plan which provides for the granting of stock options to selected directors, officers, employees or consultants in an aggregate amount of up to 2,600,000 common shares of the Company and, in any case, the number of shares to be issued to any one individual pursuant to the exercise of options shall not exceed 10% of the issued and outstanding share capital. The grant of stock options, exercise prices and terms are determined by the Company's Board of Directors.

A summary of changes in the Company’s stock options for the years ended December 31, 2008 and 2007 is presented below:

	2008			2007
			Weighted		Weighted
			Average		Average
	Number of		Exercise	Number of	Exercise
	Options		Price	Options	Price

Outstanding, beginning of year	3,500,000		$0.70	400,000	$2.75
Granted	700,000		$0.57	3,300,000	$0.59
Expired	-		-	(200,000)	$3.00
Cancelled	(2,100,000	)(7)	$0.50	-	-

Outstanding, end of year	2,100,000		$0.86	3,500,000	$0.70
Exercisable, end of year	1,800,000		$0.92	675,000	$1.31

At December 31, 2008, the following stock options were outstanding:

					Aggregate
Number of shares				Aggregate	Intrinsic
Total	Number	Exercise	Expiry	Intrinsic	Value
Number	Vested	Price	Date	Value	of Vested options

600,000 (1)	600,000	1.00	March 22, 2012	$-	$-
100,000 (2)	100,000	2.50	May 3, 2016	$-	$-
600,000 (3)	450,000	0.50	February 12, 2017	$-	$-
500,000 (4)	500,000	0.60	March 31, 2018	$-	$-
100,000 (5)	100,000	0.50	April 1, 2018	$-	$-
200,000 (6)	50,000	0.50	April 1, 2018	$-	$-

2,100,000	1,800,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 16

Note 8	Capital Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

(1)

As at December 31, 2008, these options were fully vested. The fair value of these options on the grant date was calculated to be $480,000 of which $373,479 was recognized as stock-based compensation in the year ended December 31, 2007. The remaining amount of $106,521 has been recognized as stock-based compensation in 2008 and included in management fees in the financial statements for the year ended December 31, 2008.

(2)

These options had fully vested at December 31, 2007. As such, there was no stock-based compensation expense recognized in 2008 on these outstanding options. During the year ended December 31, 2008, the Company amended the terms of 100,000 of these options by reducing the exercise price to $0.50 and extending the expiry date to April 1, 2018. As a result, an incremental fair value of $53,410 was calculated on the amended terms and included in management fees for the year ended December 31, 2008. See Note (5) below.

(3)

As at December 31, 2008, 450,000 of these options had vested. The remaining 150,000 of these options vested on February 12, 2009. The fair value of these options on their grant date was calculated to be $198,000 which is being amortized on a straight-line basis over the vesting term. The Company recognized $99,000 (2007: $87,218) included with management fees in the financial statements for the year ended December 31, 2008.

(4)

As at December 31, 2008, these options were fully vested. The fair value of these options was calculated to be $159,563 which amount has been recognized as stock-based compensation and included with consulting fees in the financial statements for the year ended December 31, 2008

(5)

As at December 31, 2008, these options were fully vested. These options were originally included with the grant of 200,000 options having an exercise price of $2.50 expiring on May 3, 2016. (2) During the year ended December 31, 2008, 100,000 these options were amended to reduce the exercise price to $0.50 and extend the expiry date to April 1, 2018. As a result, an incremental fair value of $53,410 was calculated on the amended terms and included in management fees for the year ended December 31, 2008. See Note (2) above.

(6)

As at December 31, 2008, 50,000 of these options were fully vested. The remaining 150,000 options vest as follows: 50,000 on April 1, 2009, 50,000 on October 1, 2009 and 50,000 on April 1, 2010. The fair value of these options on the grant date was calculated to be $106,000 for which the Company recognized $ 16,030 included with consulting fees for the year ended December 31, 2008. The remaining 150,000 unvested options were re-measured as at December 31, 2008 with their fair value calculated to be $ 37,650 for which the Company recognized $20,395 included with consulting fees in the financial statements for the year ended December 31, 2008. These option were re-measured at December 31, 2008 in accordance with the provisions of EITF 96-18” Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services” using the Black – Scholes model with the following assumptions: Volatility - 123.9%, Risk –free interest rate – 2.75%, Expected life – 9.3 years and Dividend yield – 0.00%

(7)

During the year ended December 31, 2008, included the options that were cancelled was an amount of 100,000 options that had been granted in the year ended December 31, 2007 which had a grant date fair value of $480,000, Of this amount, the Company recognized stock based compensation in the amount of $72,555 included in consulting fees in the financial statements for the year ended December 31, 2007. The remainder of the stock based compensation associated with this grant of options was not recognized by the Company.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 17

Note 8	Capital Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the years:

	2008	2007

Expected dividend yield	0.0%	0.0%
Expected volatility	82.53% - 123.92%	83.0% - 90.8%
Risk-free Interest Rate	3.57% - 4.8%	4.04% – 4.81%
Term in years	10	5.0 – 10.0
Fair value	$0.33 - $0.64	$0.33 - $1.01

The volatility was determined based on an index of volatility from comparable companies. The expected term of the options granted to employees is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 110 given that the Company has no historical experience with the exercise of options for which to base an estimate of the expected term of options granted. The Company anticipates it will discontinue the use of the simplified method of SAB 110 once sufficient historical option exercise behaviour becomes apparent. The expected term of options granted to non-employees was determined to be the option term.

A summary of changes in the Company’s unvested stock options for the years ended December 31, 2008 and 2007 is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Options	Fair Value	Options	Fair Value

Outstanding, beginning of year	2,825,000	$0.40	-
Granted	700,000	$0.53	3,300,000	$0.44
Cancelled	(2,050,000)	$0.35	-
Vested	(1,175,000)	$0.56	(475,000)	$0.66

Outstanding, end of year	300,000	$0.43	2,825,000	$0.40

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 18

Note 8	Capital Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

As at December 31, 2008, there was a total of $29,037 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested in the year ended December 31, 2009 and thus, this unrecognized compensation cost is expected to be recognized during the year ended December 31, 2009. Stock-based compensation amounts, including those relating to shares issued for non- cash consideration during the year (Note 10), are classified in the Company’s Statement of Operations as follows:

	2008	2007
Consulting	$238,239	$72,555
Management fees	392,431	1,105,697
	$630,670	$1,178,252

c)	Shares Subscribed

At December 31, 2008, the Company had received $26,500 pursuant to subscription agreements in respect of 66,250 units at $0.40 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional share of the Company at a price of $0.75 per share for a period of 2 years from the date of issuance. Subsequent to December 31, 2008, the Company issued these units.

Note 9	Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets
Net operating losses carryforward	$5,160,000	$4,555,000
Accruals	104,000	-
Less: valuation allowance	(5,264,000)	(4,555,000)
Deferred tax assets	$-	$-

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 19

Note 9	Income Taxes – (cont’d)

The Company's income tax expense for the years ended December 31, 2008 and 2007 differed from the United States statutory rates:

	2008	2007
Effective tax rate	34%	34%
Income tax benefit at statutory rate	$(1,027,000)	$(1,719,000)
Increase in income taxes resulting from:
Stock-based compensation	155,000	181,000
Debt accretion	163,000	-
Change in valuation allowance	709,000	1,538,000
Income tax expense	$-	$-

At December 31, 2008, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $15,177,000 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2020	$10,000
2022	25,000
2023	23,000
2024	1,550,000
2025	5,316,000
2026	1,951,000
2027	4,523,000
2028	1,779,000

$15,177,000

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 2008 and December 31, 2007.

As at December 31, 2008, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 20

Note 9	Income Taxes – (cont’d)

Uncertain Tax Positions

The Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until the respective statute of limitation. It is subject to tax examinations by tax authorities for all taxation years commencing on or after 1999.

Management’s analysis of FIN 48 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of December 31, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed. The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

Note 10	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the year ended December 31, 2008, the Company terminated the services of the former CEO. In accordance with the terms of the original employment agreement, the former CEO was to be issued common shares of the Company upon the achievement of certain milestones. The Company determined the milestones were likely to be achieved and accrued the shares to be issued as a liability. Upon the termination of the former CEO, the Company had accrued a liability of $491,749 and reallocated this balance accrued by reversing the accrued liability and recognizing a recovery in the Statement of Operations.

During the year ended December 31, 2008, the Company issued 1,950,000 common shares in respect of consulting fees. The fair value of these share issuances was $667,500.

During the year ended December 31, 2008, the Company issued 1,300,000 common shares having a fair value of $1,051,000 in respect of settling accounts payable for unpaid consulting fees to two officers of the Company.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 21

Note 10	Supplemental Cash Flow Information – (cont’d)

During the year ended December 31, 2008, the Company terminated its development agreement with Molecular. As part of the consideration for the termination, Molecular Vision agreed to credit an amount totalling $156,615 against amounts owed by the Company to Molecular.

During the year ended December 31, 2007, 750,000 common shares were issued to the CEO valued at $0.86 per share, the quoted market price on date of agreement, for a total combined value of $645,000 as a signing bonus which has been included in management fees. In addition, the Company accrued additional management fees based on the value of performance shares that were likely to be issued, on a pro-rated time basis, since September 3, 2007. As discussed above, during 2008, the CEO was terminated and the amount accrued ($491,749) was reversed to the Statement of Operations.

During the year ended December 31, 2008, the Company recorded stock option compensation expense of $454,919 (2007: $533,252) charged to statement of operations.

During the year ended December 31, 2007, the Company issued 220,000 common shares at $0.50 per share. A portion of the proceeds for this issuance were received as at December 31, 2006 and recorded as share subscriptions in the amount of $40,000. During the year ended December 31, 2007, these proceeds have been utilized for this share issuance.

During the year ended December 31, 2007, the Company issued 126,090 common shares of the Company at $0.50 to $1.10 per share as finder’s fee commission. The total value of these shares was $118,449.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 22

Note 11	Commitments – (cont’d)

c)

On September 3, 2007, the Company entered into an agreement with a director of the Company to provide services as CEO. The agreement was for three years ending September 3, 2010. According to the terms of the agreement, the CEO would receive 750,000 common shares of the Company as a signing bonus and would be entitled to receive an additional 1,750,000 common shares as performance bonuses as follows:

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

During the year ended December 31, 2008, the CEO resigned from the Company and forfeited the additional 1,750,000 performance shares to be received on attaining the performance conditions specified.

d)

On March 28, 2008, the Company entered into a consulting agreement at $10,000 per month. The agreement is for one year ending March 27, 2009, except if terminated by the parties, with the option to be renewed for an additional year.

e)

Effective as of October 1, 2008, the Company entered into a management and operational services agreement with Vardisto Investments Limited (“Vardisto”). The term of this agreement is for two years and will renew for an additional one year unless either party gives the other thirty days’ prior written notice of its intention not to further renew this agreement.

The Company will pay Vardisto a monthly fee of $5,000. An initial payment of $10,000 was paid upon the signing of the agreement.

Either party may terminate the agreement by giving 30 days written notice.

Note 12	Contingencies

The Company is subject to various amounts claimed arising in the ordinary course of business and which are in dispute. There has not been any material amount accrued in the financial statements with respect to the various amounts claimed due to the Company being unable to make a reasonable estimate of any potential liability resulting from the resolution of these claims.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007
(Stated in US Dollars) – Page 23

Note 13	Subsequent Event

Subsequent to December 31, 2008, the Company agreed to acquire 60% of the outstanding shares of Vardisto Investments Ltd. (“Vardisto”), a private Cyprus company which has beneficial ownership in intellectual property. As consideration for this acquisition, the Company intends to issue 9,000,000 common shares of the Company to the vendor. This acquisition will be accounted for in accordance with SFAS 141(R) whereby the Company will recognize the assets acquired, the liabilities assumed, and any non-controlling interest in Vardisto at the acquisition date, measured at their fair values as of that date.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008. Based on this evaluation, these officers concluded that as of December 31, 2008, these disclosure controls and procedures were not effective. These officers determined that our disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Weaknesses Identified

Management has identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

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
  Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's December 31, 2008 financial statements.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

We intend to implement remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We intend to appoint independent members to our audit committee in the 2009 fiscal year; and

(2)	We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes as well as codify a code of conduct and ethics.

(3)	We intend to update our business plan to include a Mission Statement and document the Company’s key performance indicators.

(4)	We intend to engage the services of a professional tax preparer conversant with US tax matters in order that we catch up on our US tax filings in arrears.

(5)	We intend to engage the services of an independent consultant with sufficient expertise in complex US GAAP matters to assist us in the preparation of our financial statements

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at December 31, 2008, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Dr. Dimitri Goundis	Former Chief Executive Officer(1)	47	September 3, 2007
Platon Tzouvalis	Vice President & Director President	43	February 14, 2005 October 5, 2006
Ron Lizée	Chief Financial Officer & Director	50	June 4, 2004
Dr. Manos Topoglidis	Chief Technology Officer and Director	35	February 14, 2006
Dr. Evan Manolis	Director Chairman	49	May 8, 2007 September 2, 2008

(1) Dr. Goundis resigned on September 2, 2008

Family Relationships

There are no family relationships between any director or executive officer.

Certain Significant Employees

Where the registrant employs persons such as production managers, sales managers, or research scientists who are not executive officers but who make or are expected to make significant contributions to the business of the registrant, such persons shall be identified and their background disclosed to the same extent as in the case of executive officers. Such disclosure need not be made if the registrant was subject to section 13(a) or 15(d) of the Exchange Act or was exempt from section 13(a) by section 12(g)(2)(G) of such Act immediately prior to the filing of the registration statement, report, or statement to which this Item is applicable.

As at December 31, 2008, our significant employees, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Appointed
Kailash C. Sharma	Scientific Advisory Board	54	September 2, 2008
Constantine Poulios	General Manager and Former Past President(1)	37	April 1, 2007

(1)Mr. Poulios resigned as President on October 5, 2006

Business Experience

The following is a brief account of the education and business experience of directors, executive officers and significant employees during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Platon Tzouvalis – President and Director

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

Ron Lizée – Chief Financial Officer and Director

In June 2004, Ron Lizée was appointed Director and Chief Financial Officer of Acrongenomics Inc.

Mr. Lizée is the owner/operator of Lizée Gauthier, Certified General Accountants where he has practiced since 1982. Mr. Lizée has over 25 years experience in the fields of Taxation, Accounting and Auditing. He graduated from the University of Saskatchewan, Canada in 1981 with a B. Comm., majoring in Accounting and gained his Certified General Accountant (CGA) designation in 1987, and Certified Financial Planner (CFP) designation in 1993. Mr. Lizée has experience in financial management within public companies having served as a director and Chief Financial Officer during 1995 to 1999. He is also a Director and CFO of PreAxia Health Care System Inc. a OTCBB public company. He is the former owner and Chief Executive Officer of a franchise chain operating in several Canadian provinces. Mr. Lizée is also the CEO and President of Gemstar Capital Properties Inc., a private corporation, which is involved in Land Development Projects.

Dr. Evan Manolis – Chairman and Director

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

Dr. Manos Topoglidis – Chief Technology Officer and Director

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

Dr. Kailash C. Sharma – Scientific Advisory Board

Dr. Sharma was appointed as a member of the Scientific Advisory Board in July of 2008. Dr. Sharma has over 25 years of clinical experience in the areas of Pulmonary and Internal medicine. He is a medical graduate from the University of Delhi, India, 1981, received his fellowships to the Royal College of Physicians in Ireland and the UK in 1985 and is ABIM certified in the USA for Internal Medicine, Pulmonary Diseases and Critical Care Medicine with 13 publications to his credit. Dr. Sharma is currently a practicing physician in the areas of Pulmonary/critical care in the Chicago area.

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Platon Tzouvalis	Nil	Nil	Nil
Ron Lizée	2	2	Nil
Dr. Manos Topoglidis	Nil	Nil	Nil
Dr. Evan Manolis	2	2	Nil

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Nominating Committee

We do not have a Nominating Committee, our entire board of director performs the functions of a Nominating Committee and oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Audit Committee

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of

Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2008 who had total compensation exceeding $100,000; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2008 and, 2007 and 2006, are set out in the following summary compensation table:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Dimitri Goundis Former CEO(1)	2008 2007	Nil Nil	Nil Nil	Nil 923,658	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 923,658
Platon Tzouvalis(2)	2008 2007	84,000 615,150	Nil Nil	59,250 Nil	147,827 409,820	Nil Nil	Nil Nil	Nil Nil	291,077 1,024,470
Ron Lizée	2008 2007	85,244 Nil	Nil Nil	133,500 Nil	24,784 21,804	Nil Nil	Nil Nil	Nil Nil	243,528 21,804
Dr. Manos Topoglidis	2008 2007	54,000 332,400	Nil Nil	31,600 Nil	33,045 29,073	Nil Nil	Nil Nil	Nil Nil	118,645 361,473

(1) Dr. Goundis was appointed to CEO on September 3, 2007 and resigned on September 2, 2008
(2) Platon Tzouvalis and Manos Topoglidis commenced employment April, 2007
(3) Refer to Note 8 of the financial statements for the year ended December 31, 2008 for the assumptions used in the Black- Scholes fair value calculation model.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Dr. Dimitri Goundis Former CEO(1)	Nil	Nil		Nil	Nil	Nil	Nil	Nil	Nil
Platon Tzouvalis	187,500 600,000	62,500 Nil	Nil Nil	0.50 1.00	Feb 12’17 Mar 22’12	Nil	Nil	Nil	Nil
Ron Lizée	112,500 100,000	37,500	Nil	0.50 2.50	Feb 12’17 May 3’16	Nil	Nil	Nil	Nil
Dr. Manos Topoglidis	150,000	50,000	Nil	0.50	Feb 12 ‘17	Nil	Nil	Nil	Nil

(1) Dr. Goundis resigned on September 2, 2008

Option exercises and stock vested

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Dr. Dimitri Goundis	Nil	Nil	Nil	Nil
Platon Tzouvalis	Nil	Nil	Nil	Nil
Ron Lizée	Nil	Nil	Nil	Nil
Dr. Manos Topoglidis	Nil	Nil	Nil	Nil

Compensation of Directors

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

We reimburse our directors for expenses incurred in connection with attending board meetings, but did not pay directors’ fees or other cash compensation for services rendered as a director in the periods ended December 31, 2008 and 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Platon Tzouvalis	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ron Lizée	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Manos Topoglidis	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Evan Manolis	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation Committee

We do not have a Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	2,100,000	$0.86	500,000

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	2,100,000	$0.86	500,000

Security ownership of certain beneficial owners

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
common stock	Dimitrios Goundis Str. Katsimitrov 10 Ioannina, Greece 45442	1,000,000	Direct	4.06%
common stock	Ron Lizée c/o Lizeé Gauthier CGA 202-3550 Taylor St. E Saskatoon, SK Canada S7H 5H9	600,000 [2]	Direct	2.43%
common stock	Evan T. Manolis 15300 West Ave, Suite 310 Orland Park, IL 60462	225,993	Direct	0.91%
common stock	Manos Topoglidis Panagi Tsaldari 5 Marcousi Athens Greece 15122	600,000 [3]	Direct	2.43%
common stock	Platon Tzouvalis 4 Isminis St. Chalandri Athens, Greece 15232	1,600,000 [4]	Direct	6.30%
	TOTAL	4,025,993		16.33%

1 Percentage of ownership is based on 24,597,981 common shares issued and outstanding as of April 14, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Includes 350,000 shares of common stock and 250,000 stock options exercisable within 60 days.
3 Includes 400,000 shares of common stock and 200,000 stock options exercisable within 60 days.
4 Includes 750,000 shares of common stock and 850,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	any of our directors or officers;
(ii)	any person proposed as a nominee for election as a director;
(iii)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	any of our promoters; and
(v)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

1.

For the fiscal year ended 2008, a total of $85,244 in fees was billed to our Company by Lizée Gauthier Certified General Accountants, of which our Company’s Chief Financial Officer, Mr. Lizée, is the proprietor. These fees were invoiced at the same billable rate as other clients of the firm.

2.	During the fiscal year ended December 31, 2008, the Company issued 350,000 shares to the CFO for past services for a value calculated at $133,500.

3.

During the fiscal year ended December 31, 2008, the Company issued 750,000 shares to our President for past services of which $533,250 was recorded in the fiscal year ended December 31, 2007 and $59,250 in the fiscal year ended December 31, 2008. In addition, the Company also incurred consulting fees to the President of $84,000 for the year ended December 31, 2008.

4.

During the fiscal year ended December 31, 2008, the Company issued 400,000 shares to our Scientific Advisor of which the value of $284,400 was recorded in the fiscal year ended December 31, 2007 and $31,600 in the fiscal year ended December 31, 2008.

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers:

Acrongenomics has two employment contracts with Mr. Platon Tzouvalis, our President and Dr. Manos Topoglidis, our Chief Technology Officer. They are currently bound by a three year employment agreement commencing April 1, 2007 and ending March 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended December 31, 2008 and 2007:

Fees	2008	2007

Audit Fees	$102,236	$45,173
Audit related Fees	Nil	Nil
Tax fees	Nil	Nil
Other fees	Nil	Nil
Total Fees	$102,236	$45,173

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by BDO Dunwoody LLP for the fiscal years ended December 31, 2008 and 2007, in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use BDO Dunwoody LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Dunwoody LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by BDO Dunwoody LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Document Name
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our Registration Statement on Form 10-SB filed May 24, 2002, as amended).
3.2	Bylaws, as amended (attached as an exhibit to our Registration Statement on Form 10- SB filed May 24, 2002, as amended).
(10)	Material Contracts
10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (attached as an exhibit to our Current Report on Form 8-K filed February 16, 2006).
10.2	Development Agreement between our company and Molecular Vision Limited. (attached as an exhibit to our Current Report on Form 8-K filed February 20, 2007).
10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (attached as an exhibit to our Current Report on Form 8-K filed September 28, 2007).
10.4	Letter Agreement dated February 1, 2008 with Molecular Vision Limited (attached as an exhibit to our Current Report on Form 8-K filed February 19, 2008).
10.9	Royalty Agreement dated November 13, 2008, with Molecular Vision. (attached as an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.10

Supplemental Agreement to the Subscription and Shareholders’ Agreement relating to Molecular Vision Limited dated November 13, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 20, 2008)

10.11

Option Agreement dated November 13, 2008, with Molecular Vision to acquire additional 20000 shares of Molecular Vision (attached as an exhibit to our current report on Form 8-K filed on November 20, 2008)

10.12	Deed of Termination and Release dated November 13, 2008, with Molecular Vision (attached as an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.13

Share Exchange Agreement dated January 31, 2009 between our company, Vardisto Investments Limited and a certain shareholder of Vardisto Investments Limited (attached as an exhibit to our current report on Form 8-K filed on March 12, 2009)

10.14	Asset Purchase Agreement dated January 30, 2009 between Maragrita Hadzopoulou- Cladaras and Halldale Ventures Limited (attached as an exhibit to our current report on Form 8-K filed on March 12, 2009)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Amisano Hanson dated March 19, 2008 (attached as an exhibit to our current report on Form 8-K filed March 20, 2008
(31)	Section 302 Certification
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS INC.

By:
/s/ Platon Tzouvalis
Platon Tzouvalis
President & Director
(Principal Executive Officer)

Date: April 17, 2009

/s/ Ron Lizée
Ron Lizée
Chief Financial Officer & Director
(Principal Financial Officer and Principal Accounting Officer)

Date: April 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Platon Tzouvalis
Platon Tzouvalis
President & Director
(Principal Executive Officer)

Date: April 17, 2009

/s/ Ron Lizée
Ron Lizée
Chief Financial Officer & Director
(Principal Financial Officer and Principal Accounting Officer)

Date: April 17, 2009

/s/ Dr. Evan Manolis
Dr. Evan Manolis
Director
Date: April 17, 2009

/s/ Dr. Manos Topoglidis
Dr. Manos Topoglidis
Director
Date: April 17, 2009