Form 10-Q
period 2009-03-31
ACRONGENOMICS INC
filed 2009-05-15
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,597,981 shares of common stock outstanding as of May 14, 2009.

- ii -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the three months ended March 31, 2009 include all adjustments that are necessary in order to make the interim financial statements not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2009 and December 31, 2008
(Stated in US Dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

Current
Cash	$32,905	$22,044
Prepaid expenses and deposit	5,465	17,618
	38,370	39,662

Investment in Molecular Vision Ltd. – Note 3	791,230	791,230

	$829,600	$830,892

LIABILITIES

Current
Accounts payable and accrued liabilities– Note 6	$460,900	$510,965
Convertible promissory notes payable – Note 4	394,136	394,136
Derivative liability – Note 4	8,040	-
Loans payable – Note 5	1,000	1,000

	864,076	906,101

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Note 7
100,000,000 shares authorized
24,597,981 shares issued (December 31, 2008: 23,906,731)	24,597	23,906
Additional paid-in capital	26,785,031	26,507,207
Share subscriptions	-	26,500
Deficit accumulated during the development stage	(26,844,104)	(26,632,822)

	(34,476)	(75,209)

	$829,600	$830,892

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the Three months ended March 31, 2009 and 2008 and
for the period August 17, 1999 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Expenses
Accounting and audit fees – Note 6	$34,779	$66,569	$605,613
Amortization of patents	-	-	741,430
Appraisals	-	-	14,500
Bank charges	453	1,788	17,187
Consulting fees – Note 6	111,743	138,440	2,712,811
Legal fees - Note 6	10,566	29,086	356,175
Interest and accretion on notes payable – Note 6	5,789	-	512,266
Management fees – Note 6	11,647	454,510	3,326,506
Office and miscellaneous	1,473	1,889	137,568
Public relations and donation	7,600	5,102	587,096
Rent - Note 6	15,279	12,604	123,582
Research and development – Note 6	-	648,407	9,202,266
Transfer agent and filing fees	1,892	1,583	34,585
Travel	1,872	50,798	453,480
Write-down of patents	-	-	8,004,447

Operating loss	(203,093)	(1,410,776)	(26,829,512)

Interest income	8	180	23,148
Change in fair value of derivative liability	(8,040)	-	(8,040)
Foreign exchange gain (loss)	(157)	2,640	12,298

Loss from continuing operations	(211,282)	(1,407,956)	(26,802,106)
Loss from discontinued operations	-	-	(41,998)

Net loss for the period	$(211,282)	$(1,407,956)	$(26,844,104)

Basic and diluted loss per share	$(0.01)	$(0.07)

Weighted average shares outstanding	24,320,467	19,318,874

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the Three months ended March 31, 2009 and 2008 and
for the period August 17, 1999 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2009	2008	2009
Cash Flows used in Operating Activities
Net loss for the period	$(211,282)	$(1,407,956)	$(26,844,104)
Items not affecting cash:
Amortization	-	-	741,430
Accretion of debt discount	-	-	482,124
Shares issued for consulting and management fees	-	128,850	1,312,500
Stock-based compensation	27,015	122,654	1,908,859
Change in fair value of derivative liability	8,040		8,040
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	12,153	(20,488)	(5,465)
Accounts payable and accrued liabilities	(50,065)	963,169	2,294,515

Net cash used in operating activities	(214,139)	(213,771)	(12,097,654)

Cash Flows used in Investing Activity
Investment in Molecular Vision	-	(1,097,639)	(1,097,639)
Refund on termination of development agreement with
Molecular Vision	-	-	149,794
Patents	-	-	(121,877)

Net cash used in Investing Activities	-	(1,097,639)	(1,069,722)

Cash Flows provided by Financing Activities
Common stock issued for cash	225,000	1,002,308	12,405,038
Stock purchase warrants	-	-	370,307
Common stock subscriptions	-	-	29,800
Issuance of convertible notes	-	-	694,136
Repayment of convertible note	-	-	(300,000)
Increase in loan payable	-	-	1,000

Net cash provided by financing activities	225,000	1,002,308	13,200,281

Increase (decrease) in cash during the period	10,861	(309,102)	32,905

Cash, beginning of period	22,044	343,695	-

Cash, end of period	$32,905	$34,593	$32,905

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

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

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

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

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
			Common Stock			Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total
Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)
Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
	- at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting and management fees
	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.53	150,000	150	79,350	-	-	79,500
	- at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less: commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts payable:	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes - Note 4		-	-	482,124	-	-	482,124
Stock-based compensation		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance, December 31, 2008		23,906,731	23,906	26,507,207	26,500	(26,632,822)	(75,209)
Capital stock issued for subscription receivable	- at $0.40	66,250	66	26,434	(26,500)	-	-
Capital stock issued for cash:	- at $0.40	625,000	625	249,375	-	-	250,000
Less: commission - cash		-	-	(25,000)	-	-	(25,000)
Stock-based compensation - Note 7		-	-	27,015	-	-	27,015
Net loss for the period		-	-	-	-	(211,282)	(211,282)
Balance, March 31, 2009		24,597,981	$24,597	$26,785,031	$-	$(26,844,104)	$(34,476)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

The Company is in the development stage. The Company’s business is research and development in the field of life science including the BioLED technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2009, the Company had not yet achieved profitable operations, had accumulated losses of $26,844,104 since its inception, has a working capital deficiency of $825,706 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2008. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 2
(Unaudited)

Note 2	Summary of Significant Accounting Policies

Recently adopted accounting pronouncements

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non- controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition- related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.

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

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 was effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective for the Company as of January 1, 2009. The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 3
(Unaudited)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Recently adopted accounting pronouncements – (cont’d)

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 was effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company does not expect the adoption of this FSP to have a material effect on its results of operations and financial condition.

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.” EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this EITF Issue to have a material effect on its results of operations and financial condition. .

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 4
(Unaudited)

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number of
	Molecular
	shares owned	Amount

Balance, March 31, 2009 and December 31, 2008	33,734	$791,230

Note 4	Convertible Promissory Note Payable

On June 12, 2008, the Company was loaned $394,136 by a director of the Company by the issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. Effective March 1, 2009, the interest rate on the note increased to 10% per annum. The note may be converted into units of the Company at any time and at the option of the lender at the rate of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance. The note is secured by an interest in all property of the Company.

If the convertible promissory note is not converted and is repaid in full, it will be repaid in Canadian dollars, at a rate not less than US $1 = $CDN 1.27. The Company’s obligation to repay the note in Canadian dollars at an exchange rate of not less than $US 1 = $CDN 1.27 represents a derivative liability based on the US – Canadian dollar exchange rate and for which the Company is required to measure the change in its fair value. As at March 31, 2009, this derivative liability had a fair value of $8,040 (December 31, 2008: $Nil).

Note 5	Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 5
(Unaudited)

Note 6	Related Party Transactions

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

			August 17,
			1999 (Date of
	For the Three Months Ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Accounting fees	$24,779	$27,625	$299,922
Consulting fees	54,500	45,100	621,401
Legal fees	-	-	60,656
Management fees	-	424,510	2,747,128
Rent	-	-	36,000
Research and development	-	-	5,604,189
Interest and accretion on convertible
promissory note - Note 4	5,789	-	315,276
	$85,068	$497,235	$9,684,572

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at March 31, 2009 includes $100,906 (2008: $149,062) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Note 7	Common Stock

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 6
(Unaudited)

Note 7	Common Stock – (cont’d)

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

Between July 2, 2008 and February 6, 2009, the Company issued 2,141,500 units at $0.40 per unit for total proceeds of $856,600 (2008: 1,450,250 units for total proceeds of $580,100). Each unit consisted of one common share and one share purchase warrant exercisable at $0.75 until April 20, 2009.

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

On February 6, 2009, the Company issued 625,000 units pursuant to a private placement at $0.40 per share for total proceeds of $250,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $25,000 on this placement.

On February 6, 2009, the Company issued 66,250 units pursuant to a subscription receivable of $26,500 as at December 31, 2008. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 7
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments

a)	Share Purchase Warrants

A summary of changes in the Company’s share purchase warrants for the three months ended March 31, 2009 and December 31, 2008 outstanding is presented below:

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	3,257,870	$1.20	1,548,213	$1.42
Issued	691,250	$0.75	2,745,260	$1.15
Expired	(165,000)	$1.50	(1,035,603)	$1.37

Outstanding, end of year	3,784,120	$1.11	3,257,870	$1.20

The following table summarizes the warrants outstanding as at March 31, 2009:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

347,610	$1.50	April 20, 2009
1,450,250	$0.75	April 20, 2009
45,000	$1.50	August 1, 2009
1,250,010	$1.60	August 15, 2009
691,250	$0.75	February 28, 2011

3,784,120

Subsequent to March 31, 2009, the 347,610 warrants exercisable at $1.50 and 1,450,250 warrants exercisable at $0.75 expired unexercised on April 20, 2009.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 8
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments – (cont’d)

b)	Stock Based Compensation Plan

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

A summary of changes in the Company’s stock options for the years ended December 31, 2008 and 2007 is presented below:

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning	2,100,000	$0.86	3,500,000	$0.70
of period
Granted	-	-	700,000	$0.57
Cancelled	-	-	(2,100,000)	$0.50

Outstanding, end of period	2,100,000	$0.86	2,100,000	$0.86
Exercisable, end of period	1,950,000	$0.88	1,800,000	$0.92

At March 31, 2009, the following stock options were outstanding:

					Aggregate
Number of shares				Aggregate	Intrinsic
Total	Number	Exercise	Expiry	Intrinsic	Value
Number	Vested	Price	Date	Value	of Vested options

600,000 (1)	600,000	$1.00	March 22, 2012	$-	$-
100,000 (2)	100,000	$2.50	May 3, 2016	$-	$-
600,000 (3)	600,000	$0.50	February 12, 2017	$-	$-
500,000 (4)	500,000	$0.60	March 31, 2018	$-	$-
100,000 (5)	100,000	$0.50	April 1, 2018	$-	$-
200,000 (6)	50,000	$0.50	April 1, 2018	$-	$-

2,100,000	1,950,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 9
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

(1)	These options had fully vested in the year ended December 31, 2008. As such, there was no stock-based compensation expense recognized in the period ended March 31, 2009 on these outstanding options.

(2)	These options had fully vested at December 31, 2007. As such, there was no stock-based compensation expense recognized in the period ended March 31, 2009 on these outstanding options.

(3)

As at March 31, 2009, these options had vested. The fair value of these options on their grant date was calculated to be $198,000 which was being amortized on a straight-line basis over the vesting term. The Company recognized $11,647 (2008: $24,648) included with management fees in the financial statements for the three-month period ended March 31, 2009.

(4)	These options fully vested during the year ended December 31, 2008. As such, there was no stock-based compensation expense recognized in the period ended March 31, 2009 on these outstanding options.

(5)	These options had fully vested as at December 31, 2008.. As such, there was no stock-based compensation expense recognized in the period ended March 31, 2009 on these outstanding options.

(6)

As at March 31, 2009, 50,000 of these options were fully vested. The remaining 150,000 options vest as follows: 50,000 on April 1, 2009, 50,000 on October 1, 2009 and 50,000 on April 1, 2010. The fair value of these options on the grant date was calculated to be $106,000 for which the Company recognized $16,030 included with consulting fees for the year ended December 31, 2008. The remaining 150,000 unvested options were re-measured as at December 31, 2008 with their fair value calculated to be $37,650 for which the Company recognized $20,395 included with consulting fees in the financial statements for the year ended December 31, 2008. The remaining 150,000 unvested options were re-measured as at March 31, 2009 with their fair value calculated to be $49,680 for which the Company recognized $15,368 included with consulting fees in the financial statements for the period ended March 31, 2009. These options were re-measured at March 31, 2009 in accordance with the provisions of EITF 96-18” Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services” using the Black – Scholes model with the following assumptions: Volatility - 129.41%, Risk –free interest rate – 3.12%, Expected life – 9.03 years and Dividend yield – 0.00%

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 10
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

A summary of changes in the Company’s unvested stock options for the three (3) months ended March 31, 2009 and December 31, 2008 is presented below:

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Options	Fair Value	Options	Fair Value

Outstanding, beginning of year	300,000	$0.43	2,825,000	$0.40
Granted	-	-	700,000	$0.53
Cancelled	-	-	(2,050,000)	$0.35
Vested	(150,000)	$0.53	(1,175,000)	$0.56

Outstanding, end of year	150,000	$0.53	300,000	$0.43

As at March 31, 2009, there was a total of $34,312 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested between April 1, 2009 and December 31, 2010 and thus, this unrecognized compensation cost is expected to be recognized between April 1, 2009 and December 31, 2010. Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the year, are classified in the Company’s Statement of Operations as follows:

	2009	2008
Consulting	$15,368	$(8,515)
Management fees	11,647	131,169
	$27,015	$122,654

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2009 and 2008
(Stated in US Dollars) – Page 11
(Unaudited)

Note 8	Contingencies

The Company is subject to various amounts claimed arising in the ordinary course of business and which are in dispute. There has not been any material amount accrued in the financial statements with respect to the various amounts claimed due to the Company being unable to make a reasonable estimate of any potential liability resulting from the resolution of these claims.

Note 9	Subsequent Event

Subsequent to March 31, 2009, the Company received $180,000 pursuant to subscription agreements for 450,000 units at $0.40 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.75 for a period of two (2) years from the date of issuance. Commissions of 10% will be paid in connection with this subscription.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Acrongenomics” refer to Acrongenomics Inc., unless otherwise indicated.

Our Business

We are a development stage company focusing on investing and commercializing novel technology platforms concerning the life sciences sector.

On August 19, 2008, we entered into an agreement with Molecular Vision Limited of the United Kingdom which changed our relationship substantially, and changed the focus of our business.

Until August 19, 2008, we had been operating pursuant to a development agreement dated February 27, 2007, whereby we funded the development of BioLED technology, combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED), for use in future Point-of-Care diagnostic devices of Molecular Vision in return for a license to commercialize and sell the device. Molecular Vision owns and has been developing the BioLED technology. Under the August 19, 2008 interim agreement and formal agreements dated November 13, 2008, we and Molecular Vision terminated the development agreement, Molecular Vision agreed to pay us a royalty on product sales or license fees received by Molecular Vision for products or licenses based on Molecular Vision’s suite of patents, and, as well, we received 17,168 additional common shares of Molecular Vision. As of May 11, 2009, we hold approximately 17.19% of the issued and outstanding shares of Molecular Vision. As a result of the restructuring of our relationship with Molecular Vision, we intend to be much less involved with the development of the BioLED technology than we have been in the past and we now intend to seek other development opportunities in fields possibly related or complimentary to the Molecular Vision technology.

Over the next 12 months we anticipate that Molecular Vision will continue to develop to prototype Point-of Care testing device for diabetes management and cardiovascular testing. We intend to continue to work toward finding more uses for the BioLED technology in the market and intend to continue to follow the development of the technology.

Effective January 31, 2009, we entered into a share exchange agreement with Vardisto Investments Limited, a private Cyprus company, and a shareholder of Vardisto Investments. Pursuant to the share exchange agreement, we agreed, among other things, to acquire 60% of the total outstanding share capital or 600 shares of common stock of

Vardisto Investments in exchange for the issuance of 9,000,000 shares of our common stock. As at May 14, 2009, we have not issued the 9,000,000 shares to acquire Vardisto Investments.

Vardisto Investments’s main asset is its interest in Halldale Ventures Limited. Halldale Ventures is a private Cyprus company in which Vardisto Investments holds an 80% interest.

Effective January 30, 2009, Halldale Ventures entered into an asset purchase agreement with Maragrita Hadzopoulou-Cladaras. Pursuant to the asset purchase agreement, Halldale Ventures agreed, among other things, to acquire certain assets comprised mainly of intellectual property and certain research materials from Ms. Hadzopoulou-Cladaras in exchange for 20% of its issued and outstanding shares of common stock.

The assets purchased by Halldale Ventures pursuant to the asset purchase agreement include research materials and experimental results from the use of a compound referred to as “compound X” as an hypolipidemic agent and development of a cholesterol-lowering agent, in combination with essential oil derived from plants.

The share exchange agreement is conditional upon certain events occurring and there is no assurance that the transactions contemplated under the share exchange agreement will be completed. As at May 14, 2009, the transactions contemplated under the share exchange agreement had not been completed.

Results of Operations

Our operating results for the three months ended March 31, 2009 and 2008 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we receive royalties from our investment with Molecular Vision, if any, or begin commercial production of our future research projects, if any.

Expenses

Our expenses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Accounting and audit fees	$34,779	$66,569
Bank charges	453	1,788
Consulting fees	111,743	138,440
Legal fees	10,566	29,086
Interest and accretion on notes payable	5,789	-
Management fees	11,647	454,510
Office and miscellaneous	1,473	1,889
Public relations and donations	7,600	5,102
Rent	15,279	12,604
Research and development	-	648,407
Transfer agent and filing fees	1,892	1,583
Travel	1,872	50,798
Total expenses	$203,093	$1,410,776

Total expenses for the three months ended March 31, 2009 decreased by $1,207,683 compared to the same period in 2008. This was primarily the result of a decrease in management fees (primarily resulting from a reduction of stock-based compensation) and a decrease in research and development expenses resulting from the change in our relationship with Molecular Vision in 2008.

Accounting and audit fees

Accounting and audit fees for the three months ended March 31, 2009 decreased by $31,790 compared to the same period in 2008. This was primarily the result of our eliminating a consultant, who was duplicating some of the accounting works.

Consulting fees

The consulting fees for the three months ended March 31, 2009 decreased by $26,697 compared to the same period in 2008. This was primarily the result of reduction in stock-based compensation.

Legal fees

Legal fees for the three months ended March 31, 2009 decreased by $18,520 compared to the same period in 2008. This was primarily the result of our not having as much activity during the three months ended March 31, 2009 compared to the same period in 2008.

Interest and accretion on notes payable

Interest and accretion on notes payable for the three months ended March 31, 2009 increased by $5,789 compared to the same period in 2008. This was the result of our paying interest expense on a convertible note, which did not exist during the three months ended March 31, 2008.

Management fees

Management fees for the three months ended March 31, 2009 decreased by $442,863 compared to the same period in 2008. This was primarily the result of our granting a significant amount of options during the three months ended March 31, 2008, the compensation expense of which was classified as management fees. We did not grant options or pay any other management fees during the three months ended March 31, 2009.

Travel expenses

Travel expenses for the three months ended March 31, 2009 decreased substantially by $48,926 compared to the same period ended March 31, 2008. This was primarily the result of termination of agreement with a consultant that provided for payment of travel expenses.

Research and development

Our expenditures on research and development for the three months ended March 31, 2009 decreased substantially by $648,407 compared to the same period in 2008. This was the result of our no longer paying for the research and development of the BioLED technology upon the termination of our development agreement with Molecular Vision.

Liquidity and Capital Resources

Working Capital

	At March 31, 2009	At December 31, 2008
Cash	$32,905	$22,044
Current Assets	38,370	39,662
Current Liabilities	864,076	906,101
Working Capital (Deficit)	$(825,706)	$(866,439)

The reduction in our working capital deficit of $40,733 was primarily due to repayment of our accounts payable from funds raised through the private placements during the three months ended March 31, 2009.

Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Net cash used in operating activities	$(214,139)	$(213,771)
Net cash used in investing activities	-	(1,097,639)
Net cash provided by financing activities	225,000	1,002,308
Increase (decrease) in cash during the period	$10,861	$(309,102)

Cash Used In Operating Activities

During the three months ended March 31, 2009, we used net cash in operating activities in the amount of $214,139 primarily towards payment of our accounts payables.

Cash Used In Investing Activities

During the three months ended March 31, 2009, we did not use any cash for investing activities.

Cash from Financing Activities

We received net cash from financing activities during the three months ended March 31, 2009. Net cash generated by financing activities is attributable to cash received from the sale of 625,000 shares of our common stock at $0.40 per share less fees.

Amendment of Convertible Promissory Note Payable

Effective March 1, 2009, we amended our convertible promissory note in the principal amount of $394,136.02 such that if the amended note is not converted and is repaid in full, the note will be repaid in Canadian dollars at a rate not less than US $1 = CDN $1.27. Also the interest rate on the note increased to 10% per annum from 8% per annum. Our obligation to repay the note in Canadian dollars at the aforementioned fixed exchange rate represents a derivative liability which had a fair value of $8,040 at the period ended March 31, 2009.

Cash Requirements

We have incurred operating losses since inception, have not generated any revenues, and have not achieved profitable operations. Our accumulated deficit from our inception on August 17, 1999 to March 31, 2009 was $26,844,104. This negative cash flow is attributable to our operating expenses, including but not limited to, research and development expenses, general and administration expenses and the payment of our audit fees and legal fees. We anticipate that our expenses will increase as we intend to focus on the development of our new project with Vardisto Investments. We estimate our expenses in the next 12 months will be approximately $1,800,000, generally falling in four major categories: research and development, general and administrative, investor relations and professional fees.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research and Development	$500,000
General and Administrative	$600,000
Investor Relations	$400,000
Professional Fees	$300,000
$1,800,000

We anticipate that research and development expenses will include our contributions to the research and development of the potential cholesterol-lowering agent that is currently in development by the subsidiary of the subsidiary that we intend to acquire. If we do not acquire that subsidiary, then we intend to seek out and acquire another, as yet unknown, technology and to spend approximately this amount on its research and development.

We anticipate that general and administrative expenses will include primarily travel expenses, office expenses, rent and consulting fees.

We anticipate that investor relations expenses will include the costs of paying for investor relations representatives, press releases, advertising related to promoting our company.

We anticipate that professional fees will include all payments to our outsourced attorneys external accountants and independent auditors.

As of March 31, 2009, we had approximately $32,000 in cash. We do not have enough money to pay for our estimated operating expenses for the next 12 months. To obtain that money, we may sell shares in our equity securities or take on debt.

On February 6, 2009, we sold 625,000 units to one offshore investor at $0.40 per unit for gross proceeds of $250,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years expiring at February 6, 2011. We paid 10% commission, $25,000, for the sale of these units.

On February 6, 2009, we issued 66,250 units to two offshore investors at $0.40 per unit for gross proceeds of $26,500. We received the proceeds in 2008. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years expiring at February 6, 2011. As commissions for the sale of these units, we paid $1,800 and need to pay $850 more.

Subsequent to March 31, 2009, we sold 450,000 units to two offshore investors at $0.40 per unit for gross proceeds of $180,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We will pay $13,000 as commissions for the sale of these units.

The recent weakening of economic conditions in the United States and around the world could have harmful effects on our ability to raise money to fund our planned operations.

We believe that recent decreases in value of the shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

Going Concern

We have historically incurred losses and have incurred a net loss of $211,282 for the three months ended March 31, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or stockholder loans.

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

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either equity financing and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any equity financing and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may scale down or even cease our operations.

Our auditors have included an explanatory paragraph in the audit report of the year-ended December 31, 2008 financial statements that we are in the development stage, we have not yet achieved profitable operations and we are dependent on our ability to raise capital from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

There are accounting policies that we believe are significant to the presentation of our financial statements. The most significant of these accounting policies relates to the valuation of intellectual property, the accounting for our research and development expenses and stock-based compensation expenses.

Investment in Molecular Vision Limited

We have made an equity investment in Molecular Vision Limited, a privately held company incorporated in Great Britain and whose business is complementary to our business. This investment is accounted for under the cost method of accounting, as we held less than 20% of the voting stock outstanding and did not exert significant influence over this company. We assess the recoverability of this investment by reviewing various indicators of impairment and by determining the fair value of this investment by performing a discounted cash flow analysis of estimated future cash flows. We record an impairment of this investment when a decline in value is determined to be other-than-temporary.

Stock-based Compensation

We account for all of our stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for-services in which case such compensation would be amortized over the contractual term.

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. We assess the probability of any performance condition being achieved and we accrue the value of the award if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments to employees that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of ten companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. We use the “simplified method” for determining the expected life of the options granted as permitted under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 (SAB 110), which allow a company to continue to use the “simplified method” under certain circumstances. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited.

Recently Adopted Accounting Pronouncements

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

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 was effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective for our company as of January 1, 2009. We expect that the adoption of EITF 07-01 will have minimal, if any, impact on our financial position and results of operations. However, based upon the nature of our business, EITF 07-01 could have a material impact on our financial position and results of operations in future years.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FAS 142-3 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 was effective for our fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. We do not expect the adoption of this FSP to have a material effect on our results of operations and financial condition.

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.” EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 was effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of this EITF Issue to have a material effect on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities

Exchange Act of 1934) as of March 31, 2009. Based on this evaluation, these officers concluded that as of March 31, 2009, our disclosure controls and procedures were not effective. These officers determined that our disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by our company in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We continue to have material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K filed on April 20, 2009. We have not implemented remediation measures for the material weaknesses described in our annual report due to lack of funds. These material weaknesses are in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

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
  Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's March 31, 2009 financial statements.

We intend to implement remediation measures and such remediation activities include the following:

  we intend to appoint independent members to our audit committee in our 2009 fiscal year;

  we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes as well as codify a code of conduct and ethics;

  we intend to update our business plan to include a mission statement and document our key performance indicators;

  we intend to engage the services of a professional tax preparer conversant with United States tax matters in order that we catch up on our United States tax filings in arrears; and

  we intend to engage the services of an independent consultant with sufficient expertise in complex United States generally accepted accounting principles matters to assist us in the preparation of our financial statements.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) of the Securities Exchange Act of 1934 are attached to this quarterly report on Form 10-Q.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings to which we are a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities. We know of no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

Item IA. Risk Factors.

Much of the information included in this report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

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

The ongoing global financial crisis may limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.

We have not earned any revenues since our incorporation and only have a limited operating history in our current business, which raise substantial doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business and must be considered in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until Molecular Vision successfully develops its BioLED technology and commercializes its future Point-of-Care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and our auditors have included an explanatory paragraph in their audit report dated April 13, 2009 that we are in the development stage, we have not yet achieved profitable operations and we are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1 to our financial statements, raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Transactions contemplated under our share exchange agreement with Vardisto Investments Limited may not be completed and we may not obtain an interest in the development of the potential cholesterol-lowering agent. Even if we do obtain an interest in the potential cholesterol-lowering agent, there is no assurance that it will ever become commercially viable. We may never develop and commercialize any products. If this happens we will not become profitable and we will go out of business.

Transactions contemplated under our share exchange agreement with Vardisto Investments Limited may not be completed and we may not obtain an interest in the development of the potential cholesterol-lowering agent. Even if we do obtain an interest in the potential cholesterol-lowering agent, there is no assurance that it will ever become commercially viable. The development of life science technology is extremely risky and expensive. It is likely that we will never develop and sell a product that will make us profitable. If we never become profitable, we will go out of business and investors will lose all of the money they have invested in our company.

Risks Related to Our Business

Our likelihood of profit depends on our ability to obtain, develop and market a profitable life science technology. We currently do not have such a technology. If we are unable to obtain such a technology and successfully sell it, our company will likely fail and investors will lose their entire investment in our company.

We do not own any technology. We hold only an approximately 17.2 % interest in Molecular Vision’s BioLED technology, which is in the development stage. Molecular Vision has not begun the regulatory approval process. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of a technology product, which will require significant additional research and development as well as clinical trials.

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

Our success will depend largely on our ability to develop and market life science technology without infringing the proprietary rights of others. Other patents could exist or could be filed which would prohibit or limit our ability to develop the technology we acquire in order to bring it to market. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert our attention away from developing the technology and marketing our potential products and be very expensive. An adverse outcome could affect our ability to develop or commercialize a potential product and could prevent us from becoming profitable.

Potential product liability claims could adversely affect our future earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of our future products results in adverse effects. As a result, we may incur significant product liability exposure. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

Because most of our officers and directors are located in non-United States jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for you to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state of the United States.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be required to institute burdensome compliance requirements and our activities may be restricted.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are engaged primarily in a business other than investing, reinvesting, owning, holding or trading in securities (as defined in the Investment Company Act) and that we do not own or acquire “investment securities” having a value exceeding 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis. The Securities and Exchange Commission has adopted Rule 3a-1 that provides an exemption from registration as an investment company if a company meets both an asset and an income test and is not otherwise primarily engaged in an investment company business by, among other things, holding itself out to the public as such or by taking controlling interests in companies with a view to realizing profits through subsequent sales of these interests. A company satisfies the asset test of Rule 3a-l if it has no more than 45% of the value of its total assets (adjusted to exclude United States government securities and cash) in the form of securities other than interests in majority-owned subsidiaries and companies which it primarily and actively controls. A company satisfies the income test of Rule 3a-l if it has derived no more than 45% of its net income for its last four fiscal quarters combined from securities other than interests in majority owned subsidiaries and primarily controlled companies.

Risks Related to Our Common Stock

The recent weakening of economic conditions around the world could have harmful effects on our company. If these harmful effects cause us to cease our development of medical technologies, then our stockholders will likely lose their entire investment in our company.

The recent weakening of economic conditions in the United States and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

We believe that recent decreases in value of the shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

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

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Our stock is considered a “penny stock” and certain securities rules may hamper the tradability of our shares in the market.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 6, 2009, we sold 625,000 units to one offshore investor at $0.40 per unit for gross proceeds of $250,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years expiring at February 6, 2011. We paid 10% commission, $25,000, for the sale of these units. We issued these units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On February 6, 2009, we issued 66,250 units to two offshore investors at $0.40 per unit for gross proceeds of $26,500. We received the proceeds in 2008. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years expiring at February 6, 2011. As commissions for the sale of these units, we paid $1,800 and need to pay $850. We issued these units to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S.

Between April 30, 2009 and May 1, 2009, we sold 450,000 units to two offshore investors at $0.40 per unit for gross proceeds of $180,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We will pay $13,000 as commissions for the sale of these units. We sold these units to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Share Exchange Agreement

Effective January 31, 2009, we entered into a share exchange agreement with Vardisto Investments Limited, a private Cyprus company, and a shareholder of Vardisto Investments. Pursuant to the share exchange agreement, we agreed, among other things, to acquire 60% of the total outstanding share capital or 600 shares of common stock of Vardisto Investments in exchange for the issuance of 9,000,000 shares of our common stock. As at May 14, 2009, we have not issued the 9,000,000 shares to acquire Vardisto Investments.

Vardisto Investments’s main asset is its interest in Halldale Ventures Limited. Halldale Ventures is a private Cyprus company in which Vardisto Investments holds an 80% interest.

Effective January 30, 2009, Halldale Ventures entered into an asset purchase agreement with Maragrita Hadzopoulou-Cladaras. Pursuant to the asset purchase agreement, Halldale Ventures agreed, among other things, to acquire certain assets comprised mainly of intellectual property and certain research materials from Ms. Hadzopoulou-Cladaras in exchange for 20% of its issued and outstanding shares of common stock.

The assets purchased by Halldale Ventures pursuant to the asset purchase agreement include research materials and experimental results from the use of a compound referred to as “compound X” as an hypolipidemic agent and development of a cholesterol-lowering agent, in combination with essential oil derived from plants.

The share exchange agreement is conditional upon certain events occurring and there is no assurance that the transactions contemplated under the share exchange agreement will be completed. As at May 14, 2009, the transactions contemplated under the share exchange agreement had not been completed.

Amendment to the Convertible Promissory Note

On June 12, 2008, we were loaned $394,136.02 by Ron Lizée, our Chief Financial Officer and a director of our company, and his spouse, Johanne Lizée, by the issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly, until the balance of principal and interest outstanding are paid in full. The interest is payable monthly. The note may be converted into units of our company at any time and at the option of the lenders at the rate of $0.40 per unit. Each unit will consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance. The note is secured by an interest in all property of our company.

Effective March 1, 2009, the interest rate on the note increased to 10% per annum. Additionally, the note was amended such that if the convertible promissory note is not converted and is repaid in full, it will be repaid in Canadian dollars, at a rate not less than US$1 = CDN$1.27.

Item 6. Exhibits.

Exhibit No.	Document Name
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form 10-SB filed on May 24, 2002, as amended)
3.2	Bylaws, as amended (incorporated by reference to an exhibit to our registration statement on Form 10- SB filed on May 24, 2002, as amended)
(10)	Material Contracts
10.1

Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference to an exhibit to our current report on Form 8-K filed February 16, 2006)

10.2	Development Agreement between our company and Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 20, 2007)
10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (incorporated by reference to an exhibit to our current report on Form 8-K filed on September 28, 2007)
10.4	Letter Agreement dated February 1, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 19, 2008)
10.5	Royalty Agreement dated November 13, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.6

Supplemental Agreement to the Subscription and Shareholders’ Agreement relating to Molecular Vision Limited dated November 13, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 20, 2008)

10.7

Option Agreement dated November 13, 2008 with Molecular Vision Limited to acquire additional 20,000 shares of Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 20, 2008)

10.8	Deed of Termination and Release dated November 13, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.9

Share Exchange Agreement dated January 31, 2009 between our company, Vardisto Investments Limited and a certain shareholder of Vardisto Investments Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 12, 2009)

10.10

Asset Purchase Agreement dated January 30, 2009 between Maragrita Hadzopoulou-Cladaras and Halldale Ventures Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 12, 2009)

10.11*	Promissory note dated June 12, 2008 issued to Ron and Johanne Lizée by our company
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Platon Tzouvalis
31.2*	Section 302 Certification of Ron Lizée
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Platon Tzouvalis
32.2*	Section 906 Certification of Ron Lizée

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRONGENOMICS INC.

By:	/s/ Platon Tzouvalis
Platon Tzouvalis
President and Director
(Principal Executive Officer)

Date: May 15, 2009

By:	/s/ Ron Lizée
Ron Lizée
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2009