Form 10-Q
period 2009-06-30
ACRONGENOMICS INC
filed 2009-08-14
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) ofthe Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 ofthis chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,122,981 shares of common stock outstanding as of August 13, 2009.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the six months ended June 30, 2009 include all adjustments that are necessary in order to make the interim financial statements not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2009 and December 31, 2008
(Stated in US Dollars)
(Unaudited)

ASSETS	June 30,	December 31,
	2009	2008

Current
Cash	$27,823	$22,044
Prepaid expenses and deposit	15,186	17,618
	43,009	39,662

Deposit – Note 10	14,142	-
Investment in Molecular Vision Ltd. – Note 3	791,230	791,230

	$848,381	$830,892

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 6	$482,736	$510,965
Convertible promissory notes payable – Note 4	394,136	394,136
Derivative liability – Note 4	42,251	-
Loans payable – Note 5	1,000	1,000

	920,123	906,101

CAPITAL DEFICIT

Common stock, $0.001 par value – Note 7
100,000,000 shares authorized
25,122,981 shares issued (2008: 23,906,731)	25,122	23,906
Additional paid-in capital	26,979,577	26,507,207
Shares subscriptions	-	26,500
Deficit accumulated during the development stage	(27,076,441)	(26,632,822)

	(71,742)	(75,209)

	$848,381	$830,892

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the Three and Six months ended June 30, 2009 and 2008 and for the period August 17, 1999 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

					August 17,
					1999 (Date of
	Three Months Ended		Six Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Expenses
Accounting and audit fees – Note 6	$59,403	$19,426	$94,182	$85,995	$665,016
Amortization of patents	-	-	-	-	741,430
Appraisals	-	-	-	-	14,500
Bank charges	481	630	934	2,418	17,668
Consulting fees – Note 6	72,911	347,470	184,654	485,910	2,785,722
Legal fees - Note 6	31,872	6,123	42,438	35,209	388,047
Interest and accretion on notes payable – Note 6	9,934	170,697	15,723	170,697	522,200
Management fees (recovered)– Note 6	-	(124,601)	11,647	329,909	3,326,506
Office and miscellaneous	738	2,075	2,211	3,964	138,306
Public relations and donation	-	-	7,600	5,102	587,096
Rent - Note 6	15,278	15,279	30,557	27,883	138,860
Research and development – Note 6	-	-	-	648,407	9,202,266
Transfer agent and filing fees	2,399	1,775	4,291	3,358	36,984
Travel	2,624	11,648	4,496	62,446	456,104
Write-down of patents	-	-	-	-	8,004,447

Operating loss	(195,640)	(450,522)	(398,733)	(1,861,298)	(27,025,152)

Interest income	1	-	9	180	23,149
Change in fair value of derivative liability	(34,211)	-	(42,251)	-	(42,251)
Foreign exchange gain (loss)	(2,487)	4,734	(2,644)	7,374	9,811

Loss from continuing operations	(232,337)	(445,788)	(443,619)	(1,853,744)	(27,034,443)
Loss from discontinued operations	-	-	-	-	(41,998)

Net loss for the period	$(232,337)	$(445,788)	$(443,619)	$(1,853,744)	$(27,076,441)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.09)

Weighted average shares outstanding	24,863,366	20,765,272	24,728,324	20,042,028

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the Six months ended June 30, 2009 and 2008 and
for the period August 17, 1999 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2009	2008	2009
Cash Flows used in Operating Activities
Net loss for the period	$(443,619)	$(1,853,744)	$(27,076,441)
Items not affecting cash:
Amortization	-	-	741,430
Accretion of debt discount	-	170,697	482,124
Shares issued for consulting and management fees	-	910,126	1,312,500
Stock-based compensation	28,086	365,743	1,909,940
Change in fair value of derivative liability	42,251	-	42,251
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	2,432	5,352	(15,186)
Accounts payable and accrued liabilities	(28,229)	(534,121)	2,316,351

Net cash used in operating activities	(399,079)	(935,947)	(12,282,594)

Cash Flows used in Investing Activity
Investment in Molecular Vision	-	(1,097,639)	(1,097,639)
Refund on termination of development agreement with
Molecular Vision	-	-	149,794
Deposit	(14,142)	-	(14,142)
Patents	-	-	(121,877)

Net cash used in Investing Activities	(14,142)	(1,097,639)	(1,083,864)

Cash Flows provided by Financing Activities
Common stock issued for cash	419,000	999,008	12,599,038
Stock purchase warrants	-	-	370,307
Common stock subscriptions	-	53,300	29,800
Issuance of convertible notes	-	694,136	694,136
Repayment of convertible note	-	-	(300,000)
Increase in loan payable	-	-	1,000

Net cash provided by financing activities	419,000	1,746,444	13,394,281

Increase (decrease) in cash during the period	5,779	(287,142)	27,823

Cash, beginning of period	22,044	343,695	-

Cash, end of period	$27,823	$56,553	$27,823
Supplementary disclosure of cash flow information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-
Non-cash Transactions – Note 11

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to June 30, 2009
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
for the period August 17, 1999 (Date of Inception) to June 30, 2009
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

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)
Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
	- at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting and management fees
	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.53	150,000	150	79,350	-	-	79,500
	- at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less: commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts payable:	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes		-	-	482,124	-	-	482,124
Stock-based compensation		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance, December 31, 2008		23,906,731	23,906	26,507,207	26,500	(26,632,822)	(75,209)
Capital stock issued for subscription receivable	- at $0.40	66,250	66	26,434	(26,500)	-	-
Capital stock issued for cash	- at $0.40	1,150,000	1,150	458,850	-	-	460,000
Less: commission - cash		-	-	(41,000)	-	-	(41,000)
Stock-based compensation – Note 7		-	-	28,086	-	-	28,086
Net loss for the period		-	-	-	-	(443,619)	(443,619)
Balance, June 30, 2009		25,122,981	$25,122	$26,979,577	$-	$(27,076,441)	$(71,742)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009 and 2008
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2009, the Company had not yet achieved profitable operations, had accumulated losses of $27,076,441 since its inception, has a working capital deficiency of $862,972 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
June 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Summary of Significant Accounting Policies

Recently adopted accounting pronouncements

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non- controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition- related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these statements is not expected to have a material impact on significant acquisitions completed after January 1, 2009.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 was effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective for the Company as of January 1, 2009. The adoption of EITF 07-01 had minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FAS 142-3 did not have a material effect on its results of operations and financial condition.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Recently adopted accounting pronouncements – (cont’d)

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 was effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The adoption of this FSP did not have a material effect on its results of operations and financial condition.

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.” EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this EITF Issue did not have a material effect on its results of operations and financial condition. Recent Accounting Pronouncements Not Yet Adopted In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number of
	Molecular
	shares owned	Amount

Balance, June 30, 2009 and December 31, 2008	33,734	$791,230

Note 4	Convertible Promissory Note Payable

On June 12, 2008, the Company was loaned $394,136 by a director of the Company by the issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. Effective March 1, 2009, the interest rate on the note increased to 10% per annum. The note may be converted into units of the Company at any time and at the option of the lender at the rate of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance. The note is collaterized by an interest in all property of the Company.

If the convertible promissory note is not converted and is repaid in full, it will be repaid in Canadian dollars, at a rate not less than US $1 = $CDN 1.27. The Company’s obligation to repay the note in Canadian dollars at an exchange rate of not less than $US 1 = $CDN 1.27 represents a derivative liability based on the US – Canadian dollar exchange rate and for which the Company is required to measure the change in its fair value. As at June 30, 2009, this derivative liability had a fair value of $42,251 (December 31, 2008: $Nil).

Note 5	Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009 and 2008
(Stated in US Dollars)
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

					August 17, 1999
					(Date of Inception)
	For the Three Months Ended		For the Six Months Ended		to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Accounting fees	$26,926	$10,720	$51,705	$38,345	$326,848
Consulting fees	34,500	101,598	89,000	146,698	655,901
Legal fees	-	-	-	-	60,656
Management fees (recovery)	-	(124,601)	-	329,909	2,747,128
Rent	-	-	-	-	36,000
Research and development	-	-	-	-	5,604,189
Interest and accretion on
convertible Promissory note
- Note 4	9,934	170,697	15,723	170,697	325,210
	$71,360	$158,414	$156,428	$685,649	$9,755,932

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at June 30, 2009 includes $129,381 (December 31, 2008: $149,062) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

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
June 30, 2009 and 2008
(Stated in US Dollars)
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

On May 15, 2009, the Company issued 525,000 units pursuant to a private placement at $0.40 per share for total proceeds of $210,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $16,000 on this placement.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments

a)	Share Purchase Warrants

A summary of changes in the Company’s share purchase warrants for the six months ended June 30, 2009 and December 31, 2008 outstanding is presented below:

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of	3,257,870	$1.20	1,548,213	$1.42
period
Issued	1,216,250	$0.75	2,745,260	$1.15
Expired	(1,962,860)	$0.95	(1,035,603)	$1.37

Outstanding, end of period	2,511,260	$1.19	3,257,870	$1.20

The following table summarizes the warrants outstanding as at March 31, 2009:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

45,000	$1.50	August 1, 2009
1,250,010	$1.60	August 15, 2009
1,216,250	$0.75	Per schedule below

2,511,260

20,000	Jan 31, 2011

671,250	Feb 28, 2011

525,000	May 31, 2011

1,216,250

Subsequent to June 30, 2009, the 45,000 warrants exercisable at $1.50 expired unexercised on August 1, 2009.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009 and 2008
(Stated in US Dollars)
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

A summary of changes in the Company’s stock options for the year ended December 31, 2008 and the six months ended June 30, 2009 is presented below:

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning	2,100,000	$0.86	3,500,000	$.70
of period
Granted	-	-	700,000	$0.57
Cancelled	-	-	(2,100,000)	$0.50

Outstanding, end of period	2,100,000	$0.86	2,100,000	$0.86
Exercisable, end of period	2,000,000	$0.88	1,800,000	$0.92

At June 30, 2009, the following stock options were outstanding:

						Aggregate
Number of shares					Aggregate	Intrinsic
Total		Number	Exercise	Expiry	Intrinsic	Value
Number		Vested	Price	Date	Value	of Vested
						options

600,000	(1)	600,000	$1.00	March 22, 2012	$-	$-
100,000	(2)	100,000	$2.50	May 3, 2016	$-	$-
600,000	(3)	600,000	$0.50	February 12, 2017	$-	$-
500,000	(4)	500,000	$0.60	March 31, 2018	$-	$-
100,000	(5)	100,000	$0.50	April 1, 2018	$-	$-
200,000	(6)	100,000	$0.50	April 1, 2018	$-	$-

2,100,000		2,000,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

(1)	These options had fully vested in the year ended December 31, 2008. As such, there was no stock- based compensation expense recognized in the period ended June 30, 2009 on these outstanding options.

(2)	These options had fully vested at December 31, 2007. As such, there was no stock-based compensation expense recognized in the period ended June 30, 2009 on these outstanding options.

(3)	As at March 31, 2009, these options had vested. The fair value of these options on their grant date was calculated to be $198,000 which was being amortized on a straight-line basis over the vesting term. The Company recognized $11,647 (2008: $24,648) included with management fees in the financial statements for the six-month period ended June 30, 2009.

(4)	These options fully vested during the year ended December 31, 2008. As such, there was no stock- based compensation expense recognized in the period ended June 30, 2009 on these outstanding options.

(5)	These options had fully vested as at December 31, 2008. As such, there was no stock-based compensation expense recognized in the period ended June 30, 2009 on these outstanding options.

(6)	As at June 30, 2009, 100,000 of these options were fully vested. The remaining 100,000 options vest as follows: 50,000 on October 1, 2009 and 50,000 on April 1, 2010. The fair value of these options on the grant date was calculated to be $106,000 for which the Company recognized $16,030 included with consulting fees for the year ended December 31, 2008. The remaining 150,000 unvested options were re-measured as at December 31, 2008 with their fair value calculated to be $37,650 for which the Company recognized $20,395 included with consulting fees in the financial statements for the year ended December 31, 2008. The remaining 150,000 unvested options were re-measured as at March 31, 2009 with their fair value calculated to be $49,680 for which the Company recognized $15,368 included with consulting fees in the financial statements for the period ended March 31, 2009. The remaining 100,000 unvested options were re-measured as at June 30, 2009 with their fair value calculated to be $27,970 for which the Company recognized $1,071 included with consulting fees in the financial statements for the period ended June 30, 2009. These options were re-measured at June 30, 2009 in accordance with the provisions of EITF 96-18” Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services” using the Black – Scholes model with the following assumptions: Volatility - 130.67%, Risk –free interest rate – 3.91%, Expected life – 8.78 years and Dividend yield – 0.00%

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

A summary of changes in the Company’s unvested stock options for the six (6) months ended June 30, 2009 and December 31, 2008 is presented below:

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Options	Fair Value	Options	Fair Value

Outstanding, beginning of	300,000	$0.43	2,825,000	$0.40
period
Granted	-	-	700,000	$.53
Cancelled	-	-	(2,050,000)	$0.35
Vested	(200,000)	$0.53	(1,175,000)	$0.56

Outstanding, end of period	100,000	$0.53	300,000	$0.43

As at June 30, 2009, there was a total of $23,906 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested between April 1, 2009 and December 31, 2010 and thus, this unrecognized compensation cost is expected to be recognized between April 1, 2009 and December 31, 2010. Stock-based compensation amounts, including those relating to shares issued for non-cash consideration during the year, are classified in the Company’s Statement of Operations as follows:

	2009	2008
Consulting (recovery)	$16,439	$(8,515)
Management fees	11,647	131,169
	$28,086	$122,654

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009 and 2008
(Stated in US Dollars)
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

Note 9	Subsequent Events

Subscription Agreement

Subsequent to June 30, 2009, the Company received $146,000 pursuant to subscription agreements for 365,000 units at $0.40 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.75 for a period of two (2) years from the date of issuance. Commissions of 10% were paid in connection with this subscription.

Promissory Note

On July 15, 2009, the Company signed a promissory note with a related party for $150,000 due on demand at a interest rate of 10% per annum, with interest compounded monthly, and payable monthly. The Company will pay to the lenders, a 5.0% fee ($7,500) to cover the cost of obtaining funds. The Company agreed to repay the promissory note in Canadian dollars no less than the amount payable in US dollars multiplied by 1.27.

The note may be converted into units of the Company at any time at the option of the lender at the rate of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance. The note is collaterized by a security agreement on the assets of the Company.

Note 10	Deposit

The Company agreed to acquire 60% of the outstanding shares of Vardisto Investments Ltd. (“Vardisto”), a private Cyprus company which has beneficial ownership in intellectual property. As consideration for this acquisition, the Company intends to issue 9,000,000 common shares of the Company to the vendor. This acquisition will be accounted for in accordance with SFAS 141(R) whereby the Company will recognize the assets acquired, the liabilities assumed, and any non-controlling interest in Vardisto at the acquisition date, measured at their fair values as of that date. The acquisition has not yet closed and is conditional upon various approvals and other events occurring.

During the period ended June 30, 2009, the Company advanced $14,142 (€10,000) to Vardisto as a deposit on the acquisition.

Note 11	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 11	Non-cash Transactions – (cont’d)

During the six months ended June 30, 2008, the Company terminated the services of the former CEO. In accordance with the terms of the original employment agreement, the former CEO was to be issued common shares of the Company upon the achievement of certain milestones. The Company determined the milestones were likely to be achieved and accrued the shares to be issued as a liability. Upon the termination of the former CEO, the Company had accrued a liability of $491,749 and reallocated this balance accrued by reversing the accrued liability and recognizing a recovery in the Statement of Operations.

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

These transactions have been excluded from the statements of cash flows.

Note 12	Comparative Figures

Certain of the June 30, 2008 figures have been reclassified to conform with the presentation used in current period.

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

On August 19, 2008, we entered into an agreement with Molecular Vision Limited of the United Kingdom which changed our relationship substantially, and changed the focus of our business. Until August 19, 2008, we had been operating pursuant to a development agreement dated February 27, 2007, whereby we funded the development of BioLED technology, combining microfluidics with an optical detection system based on polymer Light Emitting Diodes (commonly referred to as pLED), for use in future Point-of-Care diagnostic devices of Molecular Vision in return for a license to commercialize and sell the device. Molecular Vision owns and has been developing the BioLED technology. Under the August 19, 2008 interim agreement and formal agreements dated November 13, 2008, we and Molecular Vision terminated the development agreement, Molecular Vision agreed to pay us a royalty on product sales or license fees received by Molecular Vision for products or licenses based on Molecular Vision’s suite of patents, and, as well, we received 17,168 additional common shares of Molecular Vision. As of August 10, 2009, we hold approximately 17.19% of the issued and outstanding shares of Molecular Vision. As a result of the restructuring of our relationship with Molecular Vision, we intend to be much less involved with the development of the BioLED technology than we have been in the past and we now intend to seek other development opportunities in fields possibly related or complimentary to the Molecular Vision technology.

Over the next 12 months we anticipate that Molecular Vision will continue to develop to prototype Point-of Care testing device for diabetes management and cardiovascular testing. We intend to continue to work toward finding more uses for the BioLED technology in the market and intend to continue to follow the development of the technology.

Effective January 31, 2009, we entered into a share exchange agreement with Vardisto Investments Limited, a private Cyprus company, and a shareholder of Vardisto Investments. Pursuant to the share exchange agreement, we agreed, among other things, to acquire 60% of the total outstanding share capital or 600 shares of common stock of Vardisto Investments in exchange for the issuance of 9,000,000 shares of our common stock. As at August 10, 2009, we have not issued the 9,000,000 shares to acquire Vardisto Investments.

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

The share exchange agreement is conditional upon certain events occurring and there is no assurance that the transactions contemplated under the share exchange agreement will be completed. As at August 10, 2009, the transactions contemplated under the share exchange agreement had not been completed.

Results of Operations

Our operating results for the three and six months ended June 30, 2009 and 2008 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we receive royalties from our investment with Molecular Vision, if any, or begin commercial production of our future research projects, if any.

Expenses

Our expenses for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Accounting and audit fees	$59,403	$19,426	$94,182	$85,995
Bank charges	481	630	934	2,418
Consulting fees	72,911	347,470	184,654	485,910
Legal fees	31,872	6,123	42,438	35,209
Interest and accretion on notes payable	9,934	170,697	15,723	170,697
Management fees	-	(124,601)	11,647	329,909
Office and miscellaneous	738	2,075	2,211	3,964
Public relations and donations	-	-	7,600	5,102
Rent	15,278	15,279	30,557	27,883
Research and development	-	-	-	648,407
Transfer agent and filing fees	2,399	1,775	4,291	3,359
Travel	2,624	11,648	4,496	62,446
Total expenses	$195,640	$450,522	$398,733	$1,861,298

Three Months Ended June 30, 2009 and 2008

Expenses for the three months ended June 30, 2009 decreased by $254,882 over the same period in 2008.

Accounting and audit fees

Accounting and audit fees for the three months ended June 30, 2009 increased by $39,977 compared to the same period in 2008. This was primarily the result of an increase in our audit and accounting fees for the year ended December 31, 2008, which were invoiced during the six month ended June 30, 2009.

Consulting fees

The consulting fees for the three months ended June 30, 2009 decreased by $274,559 compared to the same period in 2008. This was primarily the result of reduction in stock-based compensation.

Legal fees

Legal fees for the three months June 30, 2009 increased by $25,749 compared to the same period in 2008. This was primarily due to agreements required for the Vardisto Investments and for legal review of agreements with Molecular Vision.

Interest and accretion on notes payable

Interest and accretion on notes payable for the three months ended June 30, 2009 decreased by $160,763 compared to the same period in 2008. In the three months ended June 30, 2008, $170,697 was reported as an expense based on the option for the conversion of shares on two promissory notes into shares of our common stock at $0.40 per share.

Management fees

Management fees for the three months ended June 30, 2009 increased by $124,601 compared to the same period in 2008. This was primarily the result of our company reversing the accrued liability of $491,749 as a result of terminating the services of the former CEO during the three months ended June 30, 2008. We did not grant options or pay any other management fees during the three months ended June 30, 2009.

Travel expenses

Travel expenses for the three months ended June 30, 2009 decreased by $9,024 compared to the same period ended June 30, 2008. This was primarily the result of a reduction in travel during the three months ended June 30, 2009.

Six months ended June 30, 2009 and 2008

Expenses for the six months ended June 30, 2009 decreased by $1,955,385 over the same period in 2008.

Accounting and audit fees

Accounting and audit fees for the six months ended June 30, 2009 increased by $8,187 compared to the same period in 2008. This was due to additional auditing fees.

Consulting fees

Consulting fees for the six months ended June 30, 2009 decreased substantially by $301,256 compared to the same period in 2008. This was primarily the result of reduction in stock-based compensation.

Legal fees

Legal fees for the six months ended June 30, 2009 increased by $7,229 due to additional work for agreements required on Vardisto Project and Molecular Vision.

Interest and accretion on notes payable

Interest and accretion of notes payable for the six months ended June 30, 2009 decreased substantially by $154,974. This is due to reporting in 2008 the option of conversion of shares on the promissory notes outstanding.

Management fees

Management fees for the six months ended June 30, 2009 decreased by $318,262 compared to the same period in 2008. This was primarily the result of our company granting a significant amount of options during the six months ended June 30, 2008, the compensation expense of which was classified as management fees. We did not grant any options, but $11,647 was recorded as management fee from expensing a previous prepaid in the six months ended June 30, 2009.

Travel expense

Travel expense for the six months ended June 30, 2009 decreased substantially by $57,950 compared to the same period in 2008. This is primarily due to termination of a consulting agreement, which required the consultant to travel to various locations to meet with potential investors.

Research and development

Our expenditures on research and development for the six months ended June 30, 2009 decreased substantially by $648,407 compared to the same period in 2008. This was the result of our company no longer paying for the research and development of the BioLED technology due to the termination of our development agreement with Molecular Vision.

Liquidity and Capital Resources

Working Capital
	At June 30,	At December 31,
	2009	2008
Cash	$27,823	$22,044
Current Assets	43,009	39,662
Current Liabilities	920,123	906,101
Working Capital (Deficit)	$(877,114)	$(866,439)

The increase in our working capital deficit of $10,675 was primarily due to an increase in our liabilities.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Net cash used in operating activities	(399,079)	(935,947)
Net cash used in investing activities	(14,142)	(1,097,639)
Net cash provided by financing activities	419,000	1,746,444
Increase (decrease) in cash during the
period	5,779	(287,142)

Cash Used In Operating Activities

During the six months ended June 30, 2009, we used net cash in operating activities in the amount of $399,079 primarily towards payments for our expense of office, consulting and professional fees, as well as reducing our accounts payables.

Cash Used In Investing Activities

During the six months ended June 30, 2009, we used cash in investing activities in the amount of $14,142 towards deposit for acquisition of Vardisto Investments Ltd.

Cash from Financing Activities

We received net cash of $419,000 ($460,000 less $41,000 paid for commissions) from financing activities during the six months ended June 30, 2009. Net cash generated by financing activities is attributable to cash received from the sale of 1,150,000 shares of our common stock at $0.40 per share.

Cash Requirements

We have incurred operating losses since inception, have not generated any revenues, and have not achieved profitable operations. Our accumulated deficit from our inception on August 17, 1999 to June 30, 2009 was $27,076,441. This negative cash flow is attributable to our operating expenses, including but not limited to, research and development expenses, general and administration expenses and the payment of our audit fees and legal fees. We anticipate that our expenses will increase as we intend to focus on the development of our new project with Vardisto Investments. We estimate our expenses in the next 12 months will be approximately $1,800,000, generally falling in four major categories: Research and Development, General and Administrative, Investor Relations and Professional Fees.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research and Development/new projects	$500,000
General and Administrative	$600,000
Investor Relations	$400,000
Professional Fees	$300,000
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

On May 15, 2009, we sold 525,000 units to three offshore investors at $0.40 per unit for gross proceeds of $210,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We paid $16,000 as commissions for the sale of these units.

Subsequent to June 30, 2009, we sold 365,000 units to five offshore investors at $0.40 per unit for gross proceeds of $146,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We paid $14,600 as commissions for the sale of these units.

Subsequent to June 30, 2009, we signed a promissory note for $150,000 at 10.0% per annum with interest repayable monthly. The new promissory note is on a demand basis and secured with assets of our company. We will pay to the lenders, a 5.0% fee ($7,500) to cover the cost of obtaining funds. We agreed to repay the promissory note in Canadian dollars no less than the amount payable in US dollars multiplied by 1.27. The lenders will have an option to convert the promissory note into units at a price of $0.40 per unit. Each unit will consist of one share of our common stock and one share purchase warrant exercisable into one share of our common stock at a price of $0.75 per share for a period of two years from the conversion date.

As of June 30, 2009, we had approximately $27,823 in cash. We do not have enough money to pay for our estimated operating expenses for the next 12 months. To obtain that money, we may sell shares in our equity securities or take on debt.

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

Going Concern

We have historically incurred losses and have incurred a net loss of $232,337 for the three months ended June 30, 2009 and $443,619 for the six months ended June 30, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or stockholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based on this evaluation, these officers concluded that as of June 30, 2009, our disclosure controls and procedures were not effective. These officers determined that our disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by our company in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

More specifically, management has identified the following weaknesses:

  Our company does not have a code of conduct or ethics.
  Our company does not have Human Resources policies and Procedures and Function Activities are not clearly defined.
  Our company does not have a specific Mission Statement or Key Performance indicators.
  Tax returns have not been filed for our company. These are nil returns, as our company has not achieved profitability yet.
  Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s June 30, 2009 financial statements.

We intend to implement remediation measures and such remediation activities include the following:

  we intend to appoint independent members to our audit committee in our 2009 fiscal year;
  we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes as well as codify a code of conduct and ethics;
  we intend to update our business plan to include a mission statement and document our key performance indicators; and
  we intend to engage the services of a professional tax preparer conversant with United States tax matters in order that we catch up on our United States tax filings in arrears.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our company has a limited operating history in our current business and must be considered in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until Molecular Vision successfully develops its BioLED technology and commercializes its future Point-of-Care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and our auditors have included an explanatory paragraph in their audit report dated April 13, 2009 for our financial statements for the year ended December 31, 2008 that we are in the development stage, we have not yet achieved profitable operations and we are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1 to our financial statements, raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 15, 2009, we sold 525,000 units to three offshore investors at $0.40 per unit for gross proceeds of $210,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We paid $16,000 as commissions for the sale of these units. We sold these units to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S.

Between July 20, 2009 and August 5, 2009, we sold 365,000 units to five offshore investors at $0.40 per unit for gross proceeds of $146,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We paid $14,600 as commissions for the sale of these units. We sold these units to five non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Please see Item 2 of Part II “Unregistered Sales of Equity Securities and Use of Proceeds” for the information relating to the unregistered sales of equity securities by us.

On July 15, 2009, we signed a promissory note for $150,000 at 10.0% per annum with interest repayable monthly. The promissory note is payable to our present Chief Financial Officer, Ron

Lizée and his spouse, Johanne Lizée. The promissory note is on a demand basis and secured with assets of our company. We will pay to the lenders, a 5.0% fee ($7,500) to cover the cost of obtaining funds. We agreed to repay the promissory note in Canadian dollars no less than the amount payable in US dollars multiplied by 1.27. The lenders will have an option to convert the promissory note into units at a price of $0.40 per unit. Each unit will consist of one share of our common stock and one share purchase warrant exercisable into one share of our common stock at a price of $0.75 per share for a period of two years from the conversion date.

Item 6. Exhibits.

Exhibit No.	Document Name
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form 10-SB filed on May 24, 2002, as amended)
3.2	Bylaws, as amended (incorporated by reference to an exhibit to our registration statement on Form 10- SB filed on May 24, 2002, as amended)
(10)	Material Contracts
10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference to an exhibit to our current report on Form 8-K filed February 16, 2006)
10.2	Development Agreement between our company and Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 20, 2007)
10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (incorporated by reference to an exhibit to our current report on Form 8-K filed on September 28, 2007)
10.4	Letter Agreement dated February 1, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 19, 2008)
10.5	Royalty Agreement dated November 13, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.6	Supplemental Agreement to the Subscription and Shareholders’ Agreement relating to Molecular Vision Limited dated November 13, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.7	Option Agreement dated November 13, 2008 with Molecular Vision Limited to acquire additional 20,000 shares of Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.8	Deed of Termination and Release dated November 13, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.9	Share Exchange Agreement dated January 31, 2009 between our company, Vardisto Investments Limited and a certain shareholder of Vardisto Investments Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 12, 2009)
10.10	Asset Purchase Agreement dated January 30, 2009 between Maragrita Hadzopoulou-Cladaras and Halldale Ventures Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 12, 2009)
10.11	Promissory note dated June 12, 2008 issued to Ron and Johanne Lizée by our company (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2009)
10.12*	Promissory note dated July 15, 2009 issued to Ron and Johanne Lizée by our company
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Platon Tzouvalis
31.2*	Section 302 Certification of Ron Lizée
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Platon Tzouvalis
32.2*	Section 906 Certification of Ron Lizée

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRONGENOMICS INC.

By:   /s/ Platon Tzouvalis
        Platon Tzouvalis
        President and Director
        (Principal Executive Officer)

        Date: August 14, 2009

By:   /s/ Ron Lizée
        Ron Lizée
        Chief Financial Officer and Director
        (Principal Financial Officer and Principal
        Accounting Officer)

        Date: August 14, 2009