Form 10-Q
period 2009-09-30
ACRONGENOMICS INC
filed 2009-11-16
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,425,481 shares of common stock outstanding as of November 16, 2009.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the nine months ended September 30, 2009 include all adjustments that are necessary in order to make the interim financial statements not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2009

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
September 30, 2009 and December 31, 2008
(Stated in US Dollars)
(Unaudited)

ASSETS	September 30,	December 31,
	2009	2008

Current
Cash	$3,939	$22,044
Prepaid expenses and deposit	15,000	17,618
	18,939	39,662

Deposit – Note 10	14,142	-
Investment in Molecular Vision Ltd. – Note 3	1,066,731	791,230

	$1,099,812	$830,892

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 6	$568,175	$510,965
Convertible promissory notes payable – Note 4	544,136	394,136
Derivative liability – Note 4	107,515	-
Loans payable – Note 5	1,000	1,000

	1,220,826	906,101

CAPITAL DEFICIT

Common stock – Note 7
Par value $0.001
100,000,000 shares authorized
25,425,481 shares issued (2008: 23,906,731)	25,425	23,906
Additional paid-in capital	27,081,500	26,507,207
Share subscriptions – Note 7	42,000	26,500
Deficit accumulated during the development stage	(27,269,939)	(26,632,822)

	(121,014)	(75,209)

	$1,099,812	$830,892

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the Three and Nine months ended September 30, 2009 and 2008 and for the period August 17, 1999 (Date of Inception) to September 30, 2009
(Stated in US Dollars)
(Unaudited)

					August 17,
					1999 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
	(restated–Note 12)		(restated–Note 12)
Expenses
Accounting and audit fees – Note 6	$22,323	$26,383	$116,505	$112,378	$687,339
Amortization of patents	-	-	-	-	741,430
Appraisals	-	-	-	-	14,500
Bank charges	710	893	1,644	3,311	18,378
Consulting fees – Note 6	61,324	20,204	245,978	506,114	2,847,046
Legal fees - Note 6	6,697	32,308	49,135	67,517	394,744
Interest and accretion on notes payable – Note 6	19,781	93,476	35,504	264,173	541,981
Management fees – Note 6	-	109,920	11,647	439,829	3,326,506
Office and miscellaneous	182	3,150	2,393	7,114	138,488
Public relations and donation	-	-	7,600	5,102	587,096
Rent - Note 6	15,280	4,355	45,837	32,238	154,140
Research and development – Note 6	-	-	-	648,407	9,202,266
Transfer agent and filing fees	1,938	1,953	6,229	5,311	38,922
Travel	-	20,642	4,496	83,088	456,104
Write-down of patents	-	-	-	-	8,004,447

Operating loss	(128,235)	(313,284)	(526,968)	(2,174,582)	(27,153,387)
Interest income	1	11	10	191	23,150
Change in fair value of derivative liability	(65,264)	-	(107,515)	-	(107,515)
Foreign exchange gain (loss)	-	-	(2,644)	7,374	9,811
Loss from continuing operations	(193,498)	(313,273)	(637,117)	(2,167,017)	(27,227,941)
Loss from discontinued operations	-	-	-	-	(41,998)

Net loss for the period	$(193,498)	$(313,273)	$(637,117)	$(2,167,017)	$(27,269,939)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.11)

Weighted average shares outstanding	25,078,257	21,639,190	24,837,551	20,578,311

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the Nine months ended September 30, 2009 and 2008 and
for the period August 17, 1999 (Date of Inception) to September 30, 2009
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	Nine months ended		Inception) to
	September 30,		September
			30,
	2009	2008	2009
Cash Flows used in Operating Activities	(restated–Note 12)
Net loss for the period	$(637,117)	$(2,167,017)	$(27,269,939)
Items not affecting cash:
Amortization of patents	-	-	741,430
Accretion of debt discount	-	-	482,124
Shares issued for consulting and management fees	-	547,375	1,312,500
Interest on note payable	-	247,654	-
Stock-based compensation	24,912	370,011	1,906,756
Change in fair value of derivative liability	107,515	-	107,515
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	2,618	45,977	(15,000)
Accounts payable and accrued liabilities	57,210	(176,707)	2,401,790

Net cash used in operating activities	(444,862)	(1,132,707)	(12,328,377)

Cash Flows used in Investing Activity
Investment in Molecular Vision	(275,501)	(1,097,639	(1,373,140)
Refund on termination of development agreement with
Molecular Vision	-	-	149,794
Deposit	(14,142)	-	(14,142)
Patents	-	-	(121,877)

Net cash used in investing activities	(289,643)	(1,097,639)	(1,359,365)

Cash Flows provided by Financing Activities
Common stock issued for cash	524,400	1,247,448	12,704,438
Stock purchase warrants	-	-	370,307
Common stock subscriptions	42,000	168,500	71,800
Issuance of convertible notes	150,000	694,136	844,136
Repayment of convertible note	-	-	(300,000)
Increase in loan payable	-	-	1,000

Net cash provided by financing activities	716,400	2,110,084	13,691,681

Increase (decrease) in cash during the period	(18,105)	(120,262)	3,939

Cash, beginning of period	22,044	343,695	-

Cash, end of period	$3,939	$223,433	$3,939
Supplementary disclosure of cash flow information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-
Non-cash Transactions – Note 11

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to September 30, 2009
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
for the period August 17, 1999 (Date of Inception) to September 30, 2009
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

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to September 30, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)
Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
	- at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting and management fees
	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.53	150,000	150	79,350	-	-	79,500
	- at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less: commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts payable:	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes		-	-	482,124	-	-	482,124
Stock-based compensation		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance, December 31, 2008		23,906,731	23,906	26,507,207	26,500	(26,632,822)	(75,209)
Capital stock issued for subscription receivable	- at $0.40	66,250	66	26,434	(26,500)	-	-
Stock Subscriptions – Note 7		-	-	-	42,000	-	42,000
Capital stock issued for cash	- at $0.40	1,452,500	1,453	579,547	-	-	581,000
Less: commission		-	-	(56,600)	-	-	(56,600)
Stock-based compensation – Note 7		-	-	24,912	-	-	24,912
Net loss for the period		-	-	-	-	(637,117)	(637,117)
Balance, September 30, 2009		25,425,481	$25,425	$27,081,500	$42,000	$(27,269,939)	$(121,014)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2009 and 2008
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2009, the Company had not yet achieved profitable operations, had accumulated losses of $27,269,939 since its inception, has a working capital deficiency of $1,201,887 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Recently Issued Accounting Standards

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes the principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non- controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of this guidance on the Company’s consolidated financial statements will ultimately depend on the terms of any future business transactions.

In December 2007, the FASB issued guidance on accounting for collaborative arrangements related to the development and commercialization of intellectual property. This guidance discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. This guidance was effective for fiscal years beginning after December 15, 2008 and, as a result, was effective for the Company as of January 1, 2009. The adoption of this guidance had no material impact on its financial position and results of operations. However, based upon the nature of the Company’s business, it could have a material impact on its financial position and results of operations in future years.

In June 2008, the FASB issued guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and whether the instrument (or embedded feature) would qualify as a scope exception under the guidance for accounting for derivative instruments. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and the adoption of this guidance did not have a material effect on its results of operations and financial condition.

In May 2009, the FASB issued guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. This guidance was effective for reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) establishing the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”). Pursuant to the provisions of the Codification, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of the Codification did not impact the Company’s financial position or results of operations.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number of Molecular
	shares owned	Amount

Balance - December 31, 2008	33,734	$791,230
Acquisition of Molecular shares for GBP £166,042	19,426	275,501

Balance as at September 30, 2009	53,160	$1,066,731

The 53,160 shares owned in Molecular above represent 17.2% of the total issued shares of Molecular as at September 30, 2009 (December 31, 2008 - 17.2_%).

Note 4	Convertible Promissory Notes Payable

On June 12, 2008, the Company was loaned $394,136 by a director of the Company by the issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. Effective March 1, 2009, the interest rate on the note increased to 10% per annum. On July 15, 2009, the Company was loaned an additional $150,000 by the same director of the Company by issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of the principal outstanding at 10% per annum compounded monthly and payable monthly. The Company agreed to pay to the lenders a 5% fee ($7,500) to cover the cost of obtaining funds. Both notes may be converted into units of the Company at any time and at the option of the lender at the rate of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance. The notes are collaterized by an interest in all property of the Company.

Effective for the renewal of the original convertible promissory note, and for the additional note totaling $150,000, if they are not converted and are repaid in full, they will be repaid in Canadian dollars, at a rate not less than US $1 = $CDN 1.27. The Company’s obligation to repay the notes in Canadian dollars at an exchange rate of not less than $US 1 = $CDN 1.27 represents a derivative liability based on the US – Canadian dollar exchange rate and for which the Company is required to measure the change in its fair value. As at September 30, 2009, this derivative liability had a fair value of $107,515 (December 31, 2008: $Nil).

Note 5	Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
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

					August 17,
					1999
					(Date of
					Inception)
	For the Three Months Ended		For the Nine Months Ended		to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Accounting fees	$12,994	$14,913	$64,699	$53,258	$339,842
Consulting fees	34,500	15,435	123,500	191,383	661,151
Legal fees	-	-	-	-	60,656
Management fees	-	99,920	-	369,829	2,747,128
Rent	-	-	-	-	36,000
Research and
development	-	-	-	648,407	6,252,596
Interest and accretion on
convertible Promissory
note - Note 4	19,781	8,059	35,504	167,268	344,991
	$67,275	$138,327	$223,703	$1,430,415	$10,442,364

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at September 30, 2009 includes $ 172,156 (December 31, 2008: $149,062) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

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
September 30, 2009 and 2008
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

On September 16, 2009, the Company issued 165,000 units pursuant to a private placement at $0.40 per share for total proceeds of $66,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $5,900 on this placement.

On September 30, 2009, the Company issued 137,500 units at $0.40 per unit for total proceeds of $55,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $9,700 on this placement.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments

	a)	Share Purchase Warrants A summary of changes in the Company’s share purchase warrants for the nine months ended September 30, 2009 and December 31, 2008 outstanding is presented below:

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of	3,257,870	$1.20	1,548,213	$1.42
period
Issued	1,518,750	$0.75	2,745,260	$1.15
Expired	(3,257,870)	$1.21	(1,035,603)	$1.37

Outstanding, end of period	1,518,750	$0.75	3,257,870	$1.20

The following table summarizes the warrants outstanding as at September 30, 2009:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

20,000	$0.75	January 31, 2011
671,250	$0.75	February 28, 2011
525,000	$0.75	May 31, 2011
302,500	$0.75	September 30, 2011

1,518,750

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
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

A summary of changes in the Company’s stock options for the year ended December 31, 2008 and the nine months ended September 30, 2009 is presented below:

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of
period	2,100,000	$0.86	3,500,000	$0.70
Granted	-	-	700,000	$0.57
Cancelled	-	-	(2,100,000)	$0.50

Outstanding, end of period	2,100,000	$0.86	2,100,000	$0.86
Exercisable, end of period	2,000,000	$0.86	1,800,000	$0.92

At September 30, 2009, the following stock options were outstanding:

					Aggregate
Number of shares				Aggregate	Intrinsic
Total	Number	Exercise	Expiry	Intrinsic	Value
Number	Vested	Price	Date	Value	of Vested
					options

600,000 (1)	600,000	$ 1.00	March 22, 2012	$-	$-
100,000 (2)	100,000	$ 2.50	May 3, 2016	$-	$-
600,000 (3)	600,000	$ 0.50	February 12, 2017	$-	$-
500,000 (4)	500,000	$ 0.60	March 31, 2018	$-	$-
100,000 (5)	100,000	$ 0.50	April 1, 2018	$-	$-
200,000 (6)	100,000	$ 0.50	April 1, 2018	$-	$-

2,100,000	2,000,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments – (cont’d)

	b)	Stock-Based Compensation Plan – (cont’d)

(1)
These options had fully vested in the year ended December 31, 2008. As such, there was no stock-based compensation expense recognized in the period ended September 30, 2009 on these outstanding options.

		(2)	These options had fully vested at December 31, 2007. As such, there was no stock-based compensation expense recognized in the period ended September 30, 2009 on these outstanding options.

(3)
As at September 30, 2009, these options had fully vested. The fair value of these options on their grant date was calculated to be $198,000 which was being amortized on a straight-line basis over the vesting term. The Company recognized $11,647 (2008: $24,648) included with management fees in the financial statements for the nine-month period ended September 30, 2009.

(4)
These options fully vested during the year ended December 31, 2008. As such, there was no stock-based compensation expense recognized in the period ended September 30, 2009 on these outstanding options.

		(5)	These options had fully vested as at December 31, 2008. As such, there was no stock-based compensation expense recognized in the period ended September 30, 2009 on these outstanding options.

(6)
As at September 30, 2009, 100,000 of these options were fully vested. The remaining 100,000 options vest as follows: 50,000 on October 1, 2009 and 50,000 on April 1, 2010. The fair value of these options on the grant date was calculated to be $106,000 for which the Company recognized $16,030 included with consulting fees for the year ended December 31, 2008. The remaining 150,000 unvested options were re-measured as at December 31, 2008 with their fair value calculated to be $37,650 for which the Company recognized $20,395 included with consulting fees in the financial statements for the year ended December 31, 2008. The remaining 150,000 unvested options were re-measured as at March 31, 2009 with their fair value calculated to be $49,680 for which the Company recognized $15,368 included with consulting fees in the financial statements for the period ended March 31, 2009. The remaining 100,000 unvested options were re-measured as at June 30, 2009 with their fair value calculated to be $27,970 for which the Company recognized $1,071 included with consulting fees in the financial statements for the period ended June 30, 2009. The remaining 100,000 unvested options were re-measured as at September 30, 2009 with their fair value calculated to be $18,470 for which the Company reversed $3,174 of previously recognized stock-based compensation expense included in consulting fees in the financial statements for the period ended September 30, 2009. These options were re-measured at September 30, 2009 in accordance with the provisions of EITF 96- 18” Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services” using the Black – Scholes model with the following assumptions: Volatility - 134.62%, Risk –free interest rate – 3.91%, Expected life – 8.53 years and Dividend yield – 0.00%

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Commitments – (cont’d)

	c)	Share Subscriptions

As at September 30, 2009, the Company had received $42,000 in respect of a private placement for 105,000 units at $0.40 per unit. Each unit will consist of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $5,500 on this placement. As at September 30, 2009, these shares had not been issued.

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

Subscription Agreement

Subsequent to September 30, 2009, the Company received $20,000 pursuant to subscription agreements for 50,000 units at $0.40 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.75 for a period of two (2) years from the date of issuance. Commissions of 10% were paid in connection with this subscription.

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

During the period ended September 30, 2009, the Company advanced $14,142 (€10,000) to Vardisto as a deposit on the acquisition.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 11	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the nine months ended September 30, 2008, the Company terminated the services of the former CEO. In accordance with the terms of the original employment agreement, the former CEO was to be issued common shares of the Company upon the achievement of certain milestones. The Company determined the milestones were likely to be achieved and accrued the shares to be issued as a liability. Upon the termination of the former CEO, the Company had accrued a liability of $491,749 and reallocated this balance accrued by reversing the accrued liability and recognizing a recovery in the Statement of Operations.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 12	Prior Period Correction

In its prior fiscal year, during the nine months ended September 30, 2008, as a result of terminating its previous development agreement with Molecular Vision Ltd.(“MV”), the Company received a refund of $648,407 (GBP£ 345,000) from MV as consideration for terminating the development agreement in respect of funds that had been previously advanced and had yet to be utilized. In addition, the Company received 12,801 shares of MV which it determined had a value of $793,560 and accordingly had recorded a gain on disposal of rights under development agreement in the same amount. This refund of $648,407 had originally been recorded as: $289,289 (GBP£145,000) to purchase a further 4,367 shares of Molecular, $156,615 (GBP£78,500) applied to amounts owing to Molecular (applied to accounts payable at September 30, 2008) and the remaining $202,503 (GBP£101,500) to be refunded in cash to the Company (recorded as amount receivable at September 30, 2008 and received subsequent to September 30, 2008). However, subsequent to preparing the September 30, 2008 financial statements and prior to preparing the financial statements for the year ended December 31, 2008, the Company determined that given its ongoing involvement with MV, the funds previously advanced should be charged to the Statement of Operations as research and development expenses. As well, the Company ascribed no value to the additional shares of MV it received and accordingly reversed the gain it had previously recorded. The cash refunded subsequent to September 30, 2008 was recorded as a reduction in the carrying value of the investment in MV.

During the year ended December 31, 2008, the Company corrected an error in respect of the accounting for an accrued liability in the amount of $491,749 based on the fair value of performance shares that were to be issued to the to the former CEO of the Company. Upon his resignation, given that the shares were not going to be issued, the Company wrote off the liability and reflected the amount as a contribution to additional paid-in capital. Instead, the Company subsequently determined that the amount should be recorded as a recovery of management fees.

The effects of these corrections on the financial statements for the three and nine months ended September 30, 2008 is as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008

Statement of operations
Research and development
As previously reported	$-	$-
Previously advanced funds expensed	-	648,407
As restated	$-	$648,407
Management Fees
As previously reported	$109,920	$931,578
Recovery of fees expensed for performance shares not issued	-	(491,749)
As restated	$109,920	$439,829

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 12	Prior Period Correction -(cont'd)
	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008

Statement of operations – (cont’d)
Gain on disposal of rights under development agreement
As previously reported	$793,560	$793,560
Reverse recognition of gain	(793,560)	(793,560)
As restated	$-	$-
Foreign Exchange gain (loss)
As previously reported	$(52,714)	$(45,340)
Foreign exchange effect of transaction	52,714	52,714
As restated	$-	$7,374

Net income (loss) for the period
As previously reported	$427,573	$(1,269,513)
Previously advanced research and development funds expensed	-	(648,407)
Recovery of fees expensed for performance shares not issued	-	491,749
Reverse recognition of gain on disposal of rights under the
development agreement	(793,560)	(793,560)
Foreign exchange	52,714	52,714
	$(313,273)	$(2,167,017)

Basic and diluted gain (loss) per share
As previously reported	$0.02	$(0.06)
Previously advanced research and development funds expensed	-	(0.03)
Recovery of fees expensed for performance shares not issued	-	0.02
Reverse recognition of gain	(0.03)	(0.04)
Foreign exchange	-	-
As restated	$(0.01)	$(0.11)

Statement of cash flows
Net cash used in operating activities
As previously reported		$(843,418)
Reverse portion of MV refund used to purchase MV shares		(289,289)

As restated		$(1,132,707)

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 12	Prior Period Correction -(cont'd)

Nine months
ended
September 30,
2008

Statement of cash flows– (cont’d)

Net cash used in investing activities
As previously reported	$(1,386,928)
Reverse portion of MV refund used to purchase MV shares	289,289

As restated	$(1,097,639)

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

On July 22, 2009, we purchased 19,426 additional shares in Molecular Vision for $275,500.71 (£166,042). Imperial Innovations, one of the shareholders of Molecular Vision had purchased shares from Molecular Vision to assist Molecular Vision with cash flow. Shareholders of Molecular Vision have a pre-emptive right, which gives each shareholder the right to acquire additional shares in order to maintain percentage ownership in Molecular Vision and ensure that its percentage ownership is not diluted. We had been informed that we needed to pay £166,042 to maintain our existing ownership of approximately 17.2% of the issued and outstanding shares of Molecular Vision and paid that amount to maintain our percentage ownership in Molecular Vision. As of November 16, 2009, we hold approximately 17.2% of the issued and outstanding shares of Molecular Vision.

Over the next 12 months we anticipate that Molecular Vision will continue to develop to prototype Point-of Care testing device for diabetes management and cardiovascular testing. We intend to continue to work toward finding more uses for the BioLED technology in the market and intend to continue to follow the development of the technology.

Effective January 31, 2009, we entered into a share exchange agreement with Vardisto Investments Limited, a private Cyprus company, and a shareholder of Vardisto Investments. Pursuant to the share exchange agreement, we agreed, among other things, to acquire 60% of the total outstanding share capital or 600 shares of common stock of Vardisto Investments in exchange for the issuance of 9,000,000 shares of our common stock. As at November 16, 2009, we have not issued the 9,000,000 shares to acquire Vardisto Investments.

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

The share exchange agreement is conditional upon certain events occurring and there is no assurance that the transactions contemplated under the share exchange agreement will be completed. As at November 16, 2009, the transactions contemplated under the share exchange agreement had not been completed.

Results of Operations

Our operating results for the three and nine months ended September 30, 2009 and 2008 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we receive royalties from our investment with Molecular Vision, if any, or begin commercial production of our future research projects, if any.

Expenses

Our expenses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2009	30, 2008	30, 2009	30, 2008

Accounting and audit fees	$22,323	$26,383	$116,505	$112,378
Bank charges	710	893	1,644	3,311
Consulting fees	61,324	20,204	245,978	506,114
Legal fees	6,697	32,308	49,135	67,517
Interest and accretion on notes payable	19,781	93,476	35,504	264,173
Management fees	-	109,920	11,647	439,829
Office and miscellaneous	182	3,150	2,393	7,114
Public relations and donations	-	-	7,600	5,102
Rent	15,280	4,355	45,837	32,238
Research and development	-	-	-	648,407
Transfer agent and filing fees	1,938	1,953	6,229	5,311
Travel	-	20,642	4,496	83,088
Total expenses	$128,235	$313,284	$526,968	$2,174,582

Three Months Ended September 30, 2009 and 2008

Expenses for the three months ended September 30, 2009 decreased by $185,049 over the same period in 2008.

Accounting and audit fees

Accounting and audit fees for the three months ended September 30, 2009 decreased by $4,060 compared to the same period in 2008. This was primarily the result of a decrease in our audit and accounting fees for the three months ended September 30, 2009.

Consulting fees

The consulting fees for the three months ended September 30, 2009 increased by $41,120 compared to the same period in 2008. This was primarily the result of our company having more consultants than in 2008.

Legal fees

Legal fees for the three months ended September 30, 2009 decreased by $25,611 compared to the same period in 2008. In 2008, we required agreements for Vardisto Investments and legal review of agreements with Molecular Vision, which were not required for the period ended September 30, 2009.

Interest and accretion on notes payable

Interest and accretion on notes payable for the three months ended September 30, 2009 decreased by $73,695 compared to the same period in 2008. In the three months ended September 30, 2008 we reported an expense based on the option for the conversion of shares on two promissory notes into shares of our common stock at $0.40 per share.

Management fees

Management fees for the three months ended September 30, 2009 decreased by $109,920 compared to the same period in 2008. This was primarily the result of our company not granting any options or paying any other management fees during the three months ended September 30, 2009, which was the case for the three months ended September 30, 2008.

Rent Expense

Rent expense for the three months ended September 30, 2009 increased by $10,925 compared to the same period in 2008 due to our rent agreement with Vardisto Investments at $5,000 per month.

Travel expenses

Travel expenses for the three months ended September 30, 2009 decreased by $20,642 compared to the same period in 2008. This was primarily the result of a reduction in travel during the three months ended September 30, 2009.

Nine months ended September 30, 2009 and 2008

Expenses for the nine months ended September 30, 2009 decreased by $1,647,614 over the same period in 2008.

Accounting and audit fees

Accounting and audit fees for the nine months ended September 30, 2009 increased by $4,127 compared to the same period in 2008. This was due to increase in accounting and auditing fees.

Consulting fees

Consulting fees for the nine months ended September 30, 2009 decreased substantially by $260,136 compared to the same period in 2008. This was primarily the result of reduction in stock-based compensation.

Legal fees

Legal fees for the nine months ended September 30, 2009 decreased by $18,382 due to additional work for agreements required on Vardisto Project and Molecular Vision during the nine months ended September 30, 2008.

Interest and accretion on notes payable

Interest and accretion of notes payable for the nine months ended September 30, 2009 decreased substantially by $228,669. This is due to reporting in 2008 the option of conversion of shares on the promissory notes outstanding.

Management fees

Management fees for the nine months ended September 30, 2009 decreased by $428,182 compared to the same period in 2008. This was primarily the result of our company granting a significant amount of options during the nine months ended September 30, 2008, the compensation expense of which was classified as management fees. We did not grant any options, but $11,647 was recorded as management fee from expensing a previous prepaid in the nine months ended September 30, 2009.

Rent expense

Rent expense for the nine months ended September 30, 2009 increased by $13,599 compared to the same period in 2008 due to our rent agreement with Vardisto Investments at $5,000 per month.

Research and development

Research and development for the nine months ended September 30, 2009 decreased substantially by $648,407 compared to the same period in 2008. This is due to development agreement with Molecular Vision not existing in 2009.

Travel expense

Travel expense for the nine months ended September 30, 2009 decreased substantially by $78,592 compared to the same period in 2008. This is primarily due to termination of a consulting agreement, which required the consultant to travel to various locations to meet with potential investors.

Liquidity and Capital Resources

Working Capital

	At September 30,	At December 31,
	2009	2008
Cash	$3,939	$22,044
Current Assets	18,939	39,662
Current Liabilities	1,220,826	906,101
Working Capital (Deficit)	$(1,201,887)	$(866,439)

The increase in our working capital deficit of $335,448 was primarily due to an increase in our promissory notes, derivative liabilities and accounts payables.

Cash Flows

	Nine	Nine
	Months	Months
	Ended	Ended
	September	September
	30, 2009	30, 2008

Net cash used in operating activities	(444,862)	(1,132,707)
Net cash used in investing activities	(289,643)	(1,097,639)
Net cash provided by financing activities	716,400	2,110,084
Increase (decrease) in cash during the
period	(18,105)	(120,262)

Cash Used In Operating Activities

During the nine months ended September 30, 2009, we used net cash in operating activities in the amount of $444,862 primarily towards payments for our expense of office, consulting and professional fees.

Cash Used In Investing Activities

During the nine months ended September 30, 2009, we used cash in investing activities in the amount of $289,643. We used $275,501 towards acquiring additional shares in Molecular Vision and advanced $14,142 (£10,000) to Vardisto Investments as a deposit on the potential acquisition of Vardisto Investments.

Cash from Financing Activities

We received net cash of $716,400 from financing activities during the nine months ended September 30, 2009. Net cash generated by financing activities is attributable to cash received from the sale of shares net of commissions ($56,600) in the amount of $524,400, stock subscription in the amount of $42,000 and $150,000 from issuance of a new promissory note.

Cash Requirements

We have incurred operating losses since inception, have not generated any revenues, and have not achieved profitable operations. Our accumulated deficit from our inception on August 17, 1999 to September 30, 2009 was $27,269,939. This negative cash flow is attributable to our operating expenses, including but not limited to, research and development expenses, general and administration expenses and the payment of our audit fees and legal fees. We anticipate that our expenses will increase as we intend to focus on the development of our new project with Vardisto Investments. We estimate our expenses in the next 12 months will be approximately $1,800,000, generally falling in four major categories: Research and Development, General and Administrative, Investor Relations and Professional Fees.

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

We anticipate that professional fees will include all payments to our outsourced attorneys, external accountants and independent auditors.

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

During three months ended September 30, 2009, we sold 407,500 units to six offshore investors at $0.40 per unit for gross proceeds of $163,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We paid $16,300 as commissions for the sale of these units. 105,000 of these units are not yet issued while we have received $42,000 for them.

Subsequent to September 30, 2009, we sold 50,000 units to one offshore investor at $0.40 per unit for gross proceeds of $20,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We paid $2,000 as commissions for the sale of these units.

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

As of September 30, 2009, we had approximately $3,939 in cash. We do not have enough money to pay for our estimated operating expenses for the next 12 months. To obtain that money, we may sell shares in our equity securities or take on debt.

The current weak economic conditions in the United States and around the world could have harmful effects on our ability to raise money to fund our planned operations.

We believe that decreases in value of the shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy. Because of the credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

Going Concern

We have historically incurred losses and have incurred a net loss of $193,498 for the three months ended September 30, 2009 and $637,117 for the nine months ended September 30, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or stockholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, these officers concluded that as of September 30, 2009, our disclosure controls and procedures were not effective. These officers determined that our disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by our company in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
  Some tax returns have not been filed for our company. These are nil returns, as our company has not achieved profitability yet.
  Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s September 30, 2009 financial statements.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Transactions contemplated under our share exchange agreement with Vardisto Investments Limited may not be completed and we may not obtain an interest in the development of the potential cholesterol-lowering agent. Even if we do obtain an interest in the potential cholesterol-

lowering agent, there is no assurance that it will ever become commercially viable. The development of life science technology is extremely risky and expensive. It is likely that we will never develop and sell a product that will make us profitable. If we never become profitable, we will go out of business and investors will lose all of the money they have invested in our company.

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

Risks Related to Our Common Stock

The current weak economic conditions around the world could have harmful effects on our company. If these harmful effects cause us to cease our development of medical technologies, then our stockholders will likely lose their entire investment in our company.

The current weak economic conditions in the United States and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

We believe that decreases in value of the shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy. Because of the credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

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

On September 16, 2009, we issued 42,500 units to one offshore investor at $0.40 per unit for gross proceeds of $17,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We paid $1,700 as commissions for the sale of these units. We sold these units to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On October 29, 2009, we issued 50,000 units to one offshore investor at $0.40 per unit for gross proceeds of $20,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.75 for a period of two years from the date of issuance. We paid $2,000 as commissions for the sale of these units. We sold these units to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 22, 2009, we purchased 19,426 additional shares in Molecular Vision Limited of the United Kingdom for $275,500.71 (£166,042). Imperial Innovations, one of the shareholders of Molecular Vision had purchased shares from Molecular Vision to assist Molecular Vision with cash flow. Shareholders of Molecular Vision have a pre-emptive right, which gives each shareholder the right to acquire additional shares in order to maintain percentage ownership in Molecular Vision and ensure that its percentage ownership is not diluted. We had been informed that we needed to pay £166,042 to maintain our existing ownership of approximately 17.2% of the issued and outstanding shares of Molecular Vision and paid that amount to maintain our percentage ownership in Molecular Vision. As of November 16, 2009, we hold approximately 17.2% of the issued and outstanding shares of Molecular Vision. For more information regarding Molecular Vision, please see Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business.” Please see Item 2 of Part II “Unregistered Sales of Equity Securities and Use of Proceeds” for the information relating to the unregistered sales of equity securities by us.

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

Exhibit No.	Document Name
10.10

Asset Purchase Agreement dated January 30, 2009 between Maragrita Hadzopoulou-Cladaras and Halldale Ventures Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 12, 2009)

10.11	Promissory note dated June 12, 2008 issued to Ron and Johanne Lizée by our company (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2009)
10.12	Promissory note dated July 15, 2009 issued to Ron and Johanne Lizée by our company (incorporated by reference to our quarterly report on Form 10-Q filed on August 14, 2009)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Platon Tzouvalis
31.2*	Section 302 Certification of Ron Lizée
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Platon Tzouvalis
32.2*	Section 906 Certification of Ron Lizée

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRONGENOMICS INC.

By:	/s/ Platon Tzouvalis
Platon Tzouvalis
President and Director
(Principal Executive Officer)

Date: November 16, 2009

By:	/s/ Ron Lizée
Ron Lizée
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Date: November 16, 2009