Form 10-K
period 2009-12-31
ACRONGENOMICS INC
filed 2010-04-15
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-49833

ACRONGENOMICS INC.
(Exact name of registrant as specified in its charter)

Nevada	52-2219285
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
(Not currently applicable to registrant)
Yes [ ] No [ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,864,166 based on a price of $0.26 per share, being the average of the bid and asked price of the registrant’s common stock as quoted on the OTC Bulletin Board on June 30, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 25,580,481 shares of common stock as of April 7, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

- ii -

- iii -

PART I

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” commencing on page 8 of this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Examples of forward-looking statements in this annual report include statements regarding, by way of example and not in limitation:

  the plans of Molecular Vision;
  our intention to acquire additional shares in Molecular Vision;
  our intention to close the share exchange transaction with Vardisto;
  our belief that certain products will be classified in certain categories for regulator purposes; and
  our cash requirements for the next 12 months.

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

As used in this annual report, the terms “we”, “us”, “our”, and “Acrongenomics” refer to Acrongenomics, Inc., unless otherwise indicated. All references to “£” means the Pound Sterling and to $ means United States dollars.

ITEM 1. BUSINESS

Corporate Overview

We were incorporated under the laws of the State of Nevada on August 17, 1999 under the name “Cellway Ventures Inc.” On February 25, 2004, we changed the name of our company to “Acrongenomics, Inc.”

We are a development stage company that focuses on investing and commercializing novel technology platforms concerning the life sciences sector. Previously, we were engaged solely in the business of the development and commercialization of the BioLED Technology, which combines microfluidics and polymer Light Emitting Diodes (“pLED”) for use in future point-of-care diagnostic devices, under various joint development agreement with Molecular Vision Limited (“Molecular Vision”). Molecular Vision owns the BioLED technology and we had the right to develop and commercialize it in exchange for a royalty. On August 19, 2008, we entered into a new agreement with Molecular Vision. Upon the closing of the new agreement with Molecular Vision, our joint development agreement was cancelled in exchange for 25% of the issued and outstanding shares of Molecular Vision. As a result of this new arrangement, we intend to be much less involved with the development of the BioLED technology than we have been in the past and we intend to focus instead on acquiring an interest in another technology through obtaining approximately 60% of the issued and outstanding shares of Vardisto Investments Limited (“Vardisto”). However, we are still interested in the BioLED technology and intend to continue to work toward finding more uses for it in the market. In July 2009, we purchased 19,426 preferred shares of Molecular Vision for $275,000 USD (£166.042) . These preferred shares are convertible into Class B common shares of Molecular Vision at the rate of one Class B common share for each preferred share held. As of April 7, 2010, we hold 33,734 shares in the common stock and 19,426 shares in the preferred stock of Molecular Vision. We hold approximately 17.2% of the issued and outstanding shares of Molecular Vision.

Corporate History

Initially, we focused our research and development efforts in the In Vitro Diagnostic sector. Our first product was the EP-CAM™ Detection Kit (the “EP Kit”), which was a molecular diagnostic test for micrometastatic cancer of epithelial origin. In connection with our development of the EP Kit, we entered into a strategic collaboration with EuroGenet Labs S.A. (“EuroGenet”), a research laboratory located in Athens, Greece, in order to explore future prospects of the EP Kit. We estimated that the proprietary molecular diagnostics technology platform still required extensive research costs and experiments for the next two to three years before it reached a stage to attract the interest of large pharmaceutical and diagnostics companies. We also felt that the series of experiments required to advance the proprietary molecular diagnostic technologies needed to be conducted by highly qualified personnel devoting 100% of their efforts to the project. The development of the proprietary molecular diagnostics technology platform would probably require collaborations with international university research centers equipped with highly trained personnel and appropriate instruments.

In early 2006, our board of directors decided against devoting 100% of our attention and efforts on a single project, such as the molecular diagnostic technology platform, for the next two to three years, as it would involve too much risk and market exposure. Therefore, we decided to diversify our research activities.

On May 22, 2006, we signed a joint development agreement (the “First Joint Development Agreement”) with Molecular Vision. Molecular Vision has developed a technology platform combining microfluidics with an optical detection system based on polymer light emitting diodes (commonly referred to as pLED) to deliver potentially affordable, intelligent and readily portable point-of-care medical diagnostic devices. The technology platform combining microfluidics and pLED is known as “BioLED Technology” (see “Business – BioLED Technology” for a detailed description of the technology”). Under the First Joint Development Agreement, we had the exclusive rights to develop and commercialize the existing intellectual properties related to the BioLED Technology and had first refusal rights to develop any additional applications derived from Molecular Vision’s research and development results. This agreement was replaced in its entirety by a subsequent agreement.

On February 27, 2007, we began negotiations to amend the First Joint Development Agreement. On March 8, 2007, Molecular Vision, successfully demonstrated its BioLED “Lab-on-a-Chip” technology using their patented, organic semi-conductor technology in a high sensitivity, small size, medical diagnostic device that took place at Imperial College in London, UK. The device demonstrated its technological capability to measure biomarkers with high sensitivity and at a low cost.

On April 17, 2007, we announced that Molecular Vision was successful in winning the £250,000 Royal Society Brian Mercer Award for Innovation. This is a prestigious award from the UK’s Royal Society to develop low-cost, high throughput, reel to reel, manufacturing techniques for plastic electronics.

On May 23, 2007, we signed a second joint development agreement (the “Second Joint Development Agreement”) with Molecular Vision, which replaced the First Joint Development Agreement. The Second Joint Development Agreement reduced our payments due to Molecular Vision by £550,000 to a total of £2,325,000. The Second Joint Development Agreement re-priced the exercise price of 2,000,000 options granted to Molecular Vision from $2.00 to $0.50. The Second Joint Development Agreement was replaced in its entirety by a subsequent agreement.

On October 11, 2007, we demonstrated the successful implementation of a fully functional, portable medical diagnostic demonstrator of Molecular Vision’s Lab-on-a-Chip technology. The demonstrator employs patented, organic semiconductor technology in a high sensitivity, handheld, medical diagnostic device. The successful presentation of the demonstrator device took place at Imperial College in London, UK.

On November 14, 2007, we entered into a letter of intent with Molecular Vision, whereby we would acquire, subject to certain payments, all of the intellectual property and assets of Molecular Vision and retain its founders, Professor Donald Bradley, Professor Andrew De Mello and Professor John De Mello and their technical team to continue to develop point-of-care devices and technology at Molecular Vision’s laboratory at Imperial College in London, UK. On February 1, 2008, we agreed to extend the date to acquire 100% of Molecular Visions to March 14, 2008. However, we did not close on this transaction.

On February 1, 2008, we completed an agreement with Molecular Vision, whereby we purchased 16,566 common shares of Molecular Vision for £549,991.20. The transaction gave us a 13.97% interest in the issued and outstanding shares of Molecular Vision at that time.

On August 19, 2008 we entered into an interim agreement and on November 14, 2008, we entered into a definitive agreement (collectively, the “New Molecular Agreements”), whereby Molecular Vision terminated the Second Joint Development Agreement and we increased our ownership position in Molecular Vision by virtue of receiving an additional 17,168 common shares of Molecular Vision and received a royalty of 0.5% of net sales value and a licensing fee of 5% on all diagnostic products or components falling within the claims of certain patents of Molecular Vision and a royalty of 0.3% of net sales value and a licensing fee of 3% on all other products of Molecular Vision.

As a result of the restructuring of our relationship with Molecular Vision, we will now seek other development opportunities in fields possibly related or complimentary to Molecular Vision’s technology.

On July 22, 2009, we purchased 19,426 preferred shares in Molecular Vision for $275,500.71 (£166,042). These preferred shares are convertible into common shares of Molecular Vision at a rate of one Class B common share for each preferred share held.

As of April 6, 2010, we hold 33,734 shares in the common stock and 19,426 shares in the preferred stock of Molecular Vision. We hold approximately 17.2% of the issued and outstanding shares of Molecular Vision.

Our Business

Overview

We are a development stage company focusing on novel technology platforms concerning the life sciences sector. We intend to acquire a subsidiary that has an interest in the intellectual property rights to a potential cholesterol-lowering agent that is currently in development.

Over the next 12 months, we believe that Molecular Vision will continue to develop a prototype point-of-care testing device for diabetes management and cardiovascular testing. We intend to continue to work toward finding more uses for the BioLED Technology in the market an intend to continue to follow the development of the technology. We intend to focus on completing the acquisition of Vardisto Investments Limited, as described below.

Share Exchange Agreement

Effective January 31, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Vardisto Investments Limited (“Vardisto”), a private Cyprus company.

Pursuant to the Share Exchange Agreement, we agreed to acquire 600 shares of common stock of Vardisto, which represents 60% of the total outstanding share capital of Vardisto, in exchange for the issuance of 9,000,000 shares of our common stock. As at April 6, 2010, we have not issued the 9,000,000 shares in connection with the acquisition of Vardisto and the transaction has not closed.

Vardisto’s main asset is its interest in Halldale Ventures Limited (“Halldale”). Halldale is a private Cyprus company, which Vardisto holds an 80% interest.

Effective January 30, 2009, Halldale entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Maragrita Hadzopoulou-Cladaras. Pursurant to the Asset Purchase Agreement, Halldale agreed, among other things, to acquire certain assets comprised mainly of intellectual property and certain research materials from Ms. Hadzopoulou-Cladaras in exchange for 20% of its issued and outstanding shares of its common stock.

The assets purchased by Halldale pursuant to the Asset Purchase Agreement include research materials and experimental results from the use of a compound referred to as “compound X” as a hypolipidemic agent and development of a potential cholesterol-lowering agent, in combination with essential oil derived from plants.

The Share Exchange Agreement is subject to a number of closing conditions including the following:

(a)	the representations and warranties of both parties will be true, correct and complete on the closing date;

(b)	all covenants and obligations of the parties will be performed and complied with in all material respects;

(c)	all documents necessary or reasonably required to consummate the transaction will be executed and delivered to the other party;

(d)

we will have received a certificate from the Secretary of Vardisto attaching a copy of Vardisto’s charter documents and a copy of the resolutions of the board of directors of Vardisto approving the transaction;

(e)	we will have received all duly executed copies of all third party consents and approvals contemplated by the Share Exchange Agreement;

(f)	our common stock will continue to be quoted on the OTC Bulletin Board; and

(g)	there will be no material adverse change in Vardisto.

There is no assurance that the transactions completed under the Share Exchange Agreement will be completed as planned or at all. As of April 6, 2010, the transactions under the share exchange agreement had not been completed.

On October 1, 2008, we signed a two year management and operational services agreement with Vardisto Investments Limited, which includes rental of office space, reception and secretarial services, at $5,000 per month and located at 115 Ag. Paraskevis Street, Halandri, Greece.

BioLED Technology

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

We continue to have an interest in the development of the BioLED Technology. Terms such as “Lab-on-a-Chip” or “Point-of-Care Testing” describe the concept of the technology, which is to have specialized, light weight, readily portable and easy to use devices to perform complex biological tests at the site where they are most needed. Traditionally, most of the complex biological tests require specialized laboratories equipped with bulky, expensive equipment and highly trained personnel. The difficulties in creating portable diagnostic devices for point-of-care testing include the lack of suitable miniaturization, low-power consumption and optical detection systems.

By combining the microfluidic technology with the pLED/OLED (Organic Light Emitting Diodes), we believe that BioLED Technology once developed, will offer medical devices at the point-of-care level that will allow the quantitative and qualitative analysis of medical conditions with high sensitivity and functionality at low cost.

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

Low cost, organic semiconductor polymer Light Emitting Diodes (“pLED”) with tunable optical properties provide BioLED Technology with low-power consumption and optical detectable components in a point-of-care testing device. Under electrical excitation the polymer emits light via radiative combination of injected electrons and holes and therefore may be used as a light source. The same structure can then be used in reverse as a photodetector by illuminating the polymer in order to generate a measurable electrical current.

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

Market Potential

Following primary market research, a number of potential point-of-care diagnostic device applications were evaluated in terms of feasibility, market needs, generating revenue, market growth rate and competition. Among these, two disease areas were chosen to be the primary targets for BioLED device development. These point-of-care testing devices will enable on-the-spot quantitative and qualitative diagnosis from a few drops of blood, urine.

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

Cardiovascular Diseases (Cardiac Markers):

Cardiovascular diseases are responsible for the deaths of 17 million people worldwide each year, making them the developed world’s leading cause of death according to the World Health Organization. 32 million heart attacks and strokes per year demonstrate the need for the development of accurate, cost efficient and accessible diagnostics. Conventional diagnostic techniques, however, are costly, time consuming and of limited predictive potential. A smarter diagnostic approach is the in vitro measurement of various cardiac biomarkers of high preventive value, using a point-of-care device. The cardiac biomarker tests are based on a sandwich immunoassay format. The detectable species is the secondary antibody labeled with a fluorescent tag. The antibodies to be used are anti-myoglobin (Myoglobin), CK-MB antibody (creatine kinase), and anti-troponin I (Troponin I).

Compliance with Government Regulation

We are aware that the production and marketing of medical testing devices are subject to the laws and regulations of governmental authorities in the United States and all other countries where the devices will be marketed. Specifically, in the United States, the Food and Drug Administration (the “FDA”), among other agencies, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar legal bodies handling the requirements for testing and marketing.

The Regulatory Process

The FDA in the United States and Medical Devices Directive in Europe are the official bodies that cover the regulatory requirements for medical devices. Medical devices are classified into Class I, II, and III. Regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. Most Class I devices are exempt from Pre-market Notification 510(k); most Class II devices require Pre-market Notification 510(k); and most Class III devices require Pre-market Approval.

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

The basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are:

  Pre-market Notification 510(k), unless exempt, or Pre-market Approval;
  Establishment registration on form FDA-2891;
  Medical Device Listing on form FDA-2892;
  Quality System (QS) regulation;
  Labeling requirements; and
  Medical Device Reporting (MDR).

We believe that a devices that uses the BioLED Technology will be classified as Class I, as it will be used to diagnose rather than treat medical conditions. Additionally, medical devices that will use the BioLED Technology are non-invasive and the assays that will be used for testing are already existing in the market. BioLED Technology, once developed, will cover a great medical niche and it may undergo fast track review since there is no other such technology available in the market.

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

Product Approval in the United States

The BioLED Technology is currently in the developmental stage and the process of seeking regulatory approval from the FDA has not begun. There can be no assurance that the BioLED Technology and potential products will ultimately receive regulatory approval.

We believe that BioLED Technology, if successfully developed, may be considered appropriate as part of a medical device and will be then subjected to the requirements of FDA for clinical testing to demonstrate safety and effectiveness prior to the approval.

Product Approval in Europe

If the BioLED Technology is successfully developed and regulatory approval of its use is sought in Europe, we believe that the BioLED Technology may be regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directives being implemented by European Union member countries. These classifications apply to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy.

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

On October 11, 2007, we demonstrated the successful implementation of a fully functional, portable medical diagnostic demonstrator of Molecular Vision’s Lab-on-a-Chip technology. The demonstrator employs patented, organic semiconductor technology in a high sensitivity, handheld, medical diagnostic device. The stand alone two-channel, battery-powered device, complete with digital display and self-referencing capability has demonstrated its capability to measure clinically relevant markers with high sensitivity and at low cost. In particular, the demonstrator device has been used successfully to measure creatinine in urine at physiologically significant concentrations. The results, obtained within seconds, were comparable to those obtained using a bench top spectrometer. The successful presentation of the demonstrator device took place at Imperial College in London, UK.

Molecular Vision is continuing to develop the prototype point-of-care testing device for diabetes management and Cardiovascular testing and has not yet begun the regulatory approval process.

Dependence on One or a Few Major Customers

As we are a development stage company, we do not yet have any customers or customer contracts.

Employees and Consultants

Our company currently has two employment agreements and one consulting agreement with an independent advisor.

Our employment agreement with our President, Mr. Platon Tzouvalis, dated April 1, 2007 was recently renewed and is for a term of three years ending March 31, 2013. Mr. Platon Tzouvalis has agreed to serve as our President and is obligated to perform his duties and responsibilities in good faith and on a best efforts basis. In consideration for his services, we pay him a monthly salary of $7,000. We also compensate Mr. Platon Tzouvalis for any expenses he incurs in carrying out his duties.

Our employment agreement with our Chief Technology Officer, Dr. Manos Topoglidis, dated April 1, 2007 was recently renewed and is for a term of three years ending March 31, 2013. Dr. Manos Topoglidis has agreed to serve as our Chief Technology Officer and is obligated to perform his duties and responsibilities in good faith and on a best efforts basis. In consideration for his services, we pay him a monthly salary of $4,500. We also compensate Dr. Manos Topoglidis for any expenses he incurs in carrying out his duties.

Our consulting agreement with our former President, Mr. Constantine Poulios, dated April 1, 2008 was recently renewed and is for a term of three years ending March 31, 2013. Mr. Constantine Poulios has agreed to serve as an outside independent advisor on all issues as our board of directors may need from time to time. Mr. Constantine Poulios has the obligation to serve the company in good faith and on a best efforts basis. In consideration for his services, we pay him a monthly fee of $10,000. We also compensate Mr. Constantine Poulios for any expenses he incurs in carrying out his duties. Further, in consideration of Mr. Constantine Poulios signing the original consulting agreement dated April 1, 2008, we re-priced 100,000 options exercisable at $2.50 to an exercise price of $0.50 and granted an additional 200,000 options at an exercise price of $0.50. The consulting agreement can be terminated as follows:

  by Mr. Constantine Poulios upon a change of control of our company, upon which Mr. Constantine Poulios is entitled to the greater of the amount of compensation payable for the remaining term of the agreement and 12 months of fee payments;
  by Mr. Constantine Poulios, upon which Mr. Constantine Poulios will undertake to perform the required tasks until a proper replacement is found and we have the right to terminate all options or benefits accrued under the agreement;
  by us without cause, upon which Mr. Constantine Poulios is entitled to the amount of compensation payable for the remaining term of the agreement; and
  by us with cause, upon which the agreement is terminated and no payment is made to Mr. Constantine Poulios.

Our Director and CFO, Mr. Ron Lizée has been with us since June of 2004 and is not on a contract. His professional accounting firm invoices us monthly at the same billable rate as other clients.

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

Risks Related to our Financial Condition

We have not earned any revenues since our incorporation and only have a limited operating history in our current business, which raise doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business and is in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until Molecular Vision successfully develops its BioLED Technology and commercializes its future point-of-care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Since our inception, we have accumulated a deficit of $27,570,395 as at December 31, 2009 and incurred a net loss of $937,573 during the year ended December 31, 2009. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2009, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

Risks Related to our Business

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

The Share Exchange Agreement with Vardisto may not complete and we may not obtain an interest in the development of the potential cholesterol-lowering agent.

The Share Exchange Agreement may not complete and we may not obtain an interest in the development of the potential cholesterol-lowering agent. Even if we do obtain an interest in the potential cholesterol-lowering agent, there is no assurance that it will ever become commercially viable. The development of life science technology is extremely risky and expensive. It is likely that we will never develop and sell a product that will make us profitable. If we never become profitable, we will go out of business and investors will lose all of the money they have invested in our company.

We need to raise additional financing to support the research and development of future business but we cannot be sure that we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to develop our business is dependent upon our ability to raise significant additional financing when needed. Our future capital requirements will depend upon many factors, including:

  the closing of the Share Exchange Transaction;
  investments in other technologies or technology companies; and
  any additional investments in Molecular Vision, including investments required to maintain our ownership position.

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

Molecular Vision may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

Other patents could exist or could be filed which would prohibit or limit Molecular Vision’s ability to develop the BioLED Technology. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert attention away from developing the Bio LED Technology and marketing our potential products and be very expensive. An adverse outcome could take our ability to develop or commercialize a potential product and could prevent us from becoming profitable.

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

The Investment Company Act of 1940 (the “Investment Company Act”) contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would materially adversely affect our business, financial condition and results of operations. In addition, our contracts would be voidable and a court could appoint a receiver to take control of and liquidate our business.

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

Our ability to hire and retain qualified personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

Our ability to hire and retain qualified personnel will be an important factor in the success of our business. In addition, in order to manage growth effectively, we must implement management systems and continue to recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan.

Our disclosure controls and procedures and internal control over financial reporting were proven not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of December 31, 2009 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company.

In addition, our management evaluated our internal control over financial reporting as of December 31, 2009 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We intend to remedy these material weaknesses in the 2010 fiscal year.

We have not yet remediated these material weaknesses and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Risks Related to our Common Shares

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

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a portion of our continued operations will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

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

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Resident Agent

Our registered office for mailing services is located at Fairfax House, 15 Fulwood Place, London UK WC1V 6AY, at cost of £705 per year.

Our registered office for service in the State of Nevada is located at Paracorp Incorporated, 318 N Carson St #208, Carson City, NV 89701.

On October 1, 2008, we signed a two year management and operational services agreement with Vardisto Investments Limited, which includes rental of office space, reception and secretarial services, at $5,000 per month and located at 115 Ag. Paraskevis Street, Halandri, Greece.

During 2008, we terminated a month-to-month management agreement for $10,000 per month with CASAD Sarl for office space and administration in Geneva, Switzerland.

In 2008, we terminated a rental agreement with PKL Ltd. for the rental of a flat in London for £488 per week.

We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are quoted on the OTC Bulletin Board under the Symbol “AGNM”. Our stock was originally approved for trading on the OTC Bulletin Board on July 15, 2003 under the symbol “CWYV” and was changed to “AGNM” on March 4, 2004 in connection with a change of name.

The following table reflects the high and low bid information for our common stock obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	Bid High	Bid Low	Close
03/31/2010	$0.35	$0.11	$0.24
12/31/2009	$0.20	$0.09	$0.12
09/30/2009	$0.34	$0.12	$0.20
06/30/2009	$0.35	$0.18	$0.30
03/31/2009	$0.35	$0.17	$0.35
12/31/2008	$0.28	$0.21	$0.27
09/30/2008	$0.51	$0.25	$0.35
06/30/2008	$0.55	$0.55	$0.55
03/31/2008	$1.08	$0.55	$0.60

On March 31, 2010, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.24.

Transfer Agent

Our common shares are issued in registered form. The Pacific Stock Transfer Company of 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119, Phone: (702) 361-3033, Fax: (702) 433-1979 is the registrar and transfer agent for our common shares.

Holders of Common Stock

As of April 7, 2010, there were 219 registered holders of record of our common stock. As of such date, 25,580,481 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended December 31, 2009 we completed the following sales of unregistered securities:

On February 6, 2009, we issued 625,000 units to offshore subscribers pursuant to Regulation S of the Securities Act of 1933 at price of $0.40 per share for total proceeds of $250,000. Each unit consisted of one common share and one common share purchase warrant exercisable at $0.75 for a period of two years. We paid a commission of $25,000 on this placement.

On February 6, 2009, we issued 66,250 units to offshore subscribers pursuant to Regulation S of the Securities Act of 1933 in settlement of a subscription receivable of $26,500 as at December 31, 2008. Each unit consisted of one share purchase warrant exercisable at $0.75 for a period of two years.

On May 15, 2009, we issued 525,000 units to offshore subscribers pursuant to Regulation S of the Securities Act of 1933 at price of $0.40 per share for total proceeds of $210,000. Each unit consisted of one share purchase warrant exercisable at $0.75 for a period of two years. We paid a commission of $16,000 on this placement.

On September 16, 2009, we issued 165,000 units to offshore subscribers pursuant to Regulation S of the Securities Act of 1933 at price of $0.40 per share for total proceeds of $66,000. Each unit consisted of one common share and one common share purchase warrant exercisable at $0.75 for a period of two years. We paid a commission of $5,900 on this placement.

On September 16, 2009, we issued 105,000 units to offshore subscribers pursuant to Regulation S of the Securities Act of 1933 at price of $0.40 per unit for total proceeds of $42,000. Each unit consists of one common share and one common share purchase warrant exercisable at $0.75 for a period of two years. The Company paid a commission of $4,200 on this placement.

On September 30, 2009, we issued 137,500 units to offshore subscribers pursuant to Regulation S of the Securities Act of 1933 at price of $0.40 per unit for total proceeds of $55,000. Each unit consists of one common share and one common share purchase warrant exercisable at $0.75 for a period of two years. We paid a commission of $5,500 on this placement.

On October 29, 2009, we issued 50,000 units to offshore subscribers pursuant to Regulation S of the Securities Act of 1933 at price of $0.40 per unit for total proceeds of $20,000. Each unit consists of one common share and one common share purchase warrant exercisable at $0.75 for a period of two years. We paid a commission of $2,000 on this placement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our management’s discussion and analysis of financial condition and results of operation provides a narrative about our financial performance and condition that should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this annual report on Form 10-K. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this Form 10-K titled “Risk Factors” and “Forward-Looking Statements”.

Plan of Operation

Until August 19, 2008, we had been operating pursuant to a development agreement with Molecular Vision, whereby we funded the development of the point-of-care device of Molecular Vision in return for a license to commercialize and sell the device. On August 19, 2008, we changed our relationship with Molecular Vision by entering into an interim agreement, and a subsequent agreement on November 13, 2008, whereby, we terminated our previous development agreement in exchange for a royalty on product sales or license fees received by Molecular Vision for products or licenses based on Molecular Vision’s suite of patents, and we received 17,168 additional common shares of Molecular Vision. These agreements are described further under the heading “Business – Corporate History”.

On January 31, 2009, we entered into a share exchange agreement with Vardisto, whereby we agreed to acquire 600 shares of common stock of Vardisto, representing 60% of their total outstanding share capital in exchange for the issuance of 9,000,000 shares of our common stock. The share exchange agreement is conditional upon certain events occurring and there is no assurance that the share exchange agreement will close. The share exchange agreement and Vardisto are described under the heading “Business – Our Business – Vardisto”. As at April 6, 2010, we have not issued the 9,000,000 share in connection with the acquisition of Vardisto and the transaction has not closed.

Over the next 12 months, we will work on closing the share exchange agreement with Vardisto. Further, we intend to work with Molecular Vision to develop and commercialize the BioLED Technology.

Cash Requirements

We have not generated any revenues and our operating activities have resulted in a loss of $937,573 for the year ended December 31, 2009 (2008: loss of $3,022,005 ). This negative cash flow is attributable to our operating expenses, including but not limited to, general and administration and the payment of our audit fees and legal fees. We anticipate that our expenses will increase as we intend to focus on the development of our new project with Vardisto. We estimate our expenses in the next 12 months will be approximately $1,800,000, generally falling in four major categories: research and development, general and administrative expenses, investor relations and professional fees.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research & Development	$500,000
General & Administrative	$600,000
Investor Relations	$400,000
Professional fees	$300,000
$1,800,000

Research & Development expenses are expected to include our contributions to the research and development of the potential cholesterol-lowering agent that is currently in development by the subsidiary of Vardisto. If we do not acquire Vardisto, then we intend to seek out and acquire another, as yet unknown, technology and to spend approximately this amount on its research and development.

General & Administrative will include office rent, utilities, communication, office equipment and supplies, banking fees, insurance, corporate materials, accounting and temporary office assistance.

Investor Relations will include the costs of paying for investor relations representatives, press releases, advertising, and travel expenses related to promoting the company.

Professional fees will include all payments to our outsourced attorney and independent auditor.

As of December 31, 2009, we had approximately $4,303 in cash. We do not have enough funds to pay for our estimated operating expenses for the next 12 months and require additional financing to continue our business. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company. The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations.

We believe that recent decreases in value of the common shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in our the best interests. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment.

Personnel Plan

We currently have two executive officers and one consultant, which are engaged pursuant to consulting agreements.

General Administration

We anticipate spending approximately $600,000 on general and administration costs in the next 12 months. These costs are expected to consist primarily of travel, office, rent and consulting fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Our financial condition for the years ended December 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	December 31, 2009	December 31, 2008
Current Assets	$19,303	$39,662
Current Liabilities	1,380,671	906,101
Working Capital (deficit)	$(1,361,368)	$(866,439)

The increase in our working capital deficit of $499,021 was primarily due to an increase of our accounts payables and from an increase of our convertible promissory notes payable.

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Net cash used in Operating Activities	$(454,998)	$(1,307,390)
Net cash used in Investing Activities	(289,643)	(947,845)
Net cash provided by Financing Activities	726,900	1,933,584
Change in Cash and Cash Equivalents During the Period	$(17,741)	$(321,651)

Cash Used In Operating Activities

During the year ended December 31, 2009 we used net cash in operating activities in the amount of $454,998 primarily towards general and administrative expenses as well as a net change in prepaid expenses of $2,618 and a net change in accounts payable and accrued liabilities of $210,184.

Cash Used In Investing Activities

During the year ended December 31, 2009, we acquired 19,426 additional shares in Molecular Vision to maintain our 17.2% ownership for $275,501 and advanced a deposit of $14,142 for net cash used in investing activities for the year ended December 31, 2009 of $289,643.

Cash from Financing Activities

We received net cash from financing activities during the year ended December 31, 2009. Net cash generated by financing activities is attributable to cash received from common share issuances totaling $584,400, and from the issuance of convertible notes totaling $150,000 less a financing fee of $7,500 for net cash from financing activities totaling $726,900.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009 which are included in this annual report.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production or royalties from our investment with Molecular Vision.

Income /Expenses

Our income /expenses for the 12 months ended December 31, 2009 and 2008 were as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Accounting and audit fees	156,248	187,481
Bank charges	1,981	4,052
Change in fair value of derivative liability	(169,452)	-
Consulting fees	307,437	759,164
Interest, fees and accretion on notes payable	121,152	506,477
Interest income	(10)	(202)
Foreign exchange gain (loss)	101,806	(7,581)
Legal fees	82,961	89,614
Management fees	11,647	605,681
Office and miscellaneous	3,717	37,370
Public relations and donation	7,600	5,102
Rent	61,127	59,538
Research and development	-	648,407
Transfer agent and filing fees	7,050	6,363
Travel	4,979	120,539
Write-down of investment in Molecular Vision	239,330	-
	(937,573)	(3,022,005)

Income /expenses for the 12 months ended December 31, 2009 decreased by $2,084,432 compared to the same period in 2008 largely due to a decrease in consulting fees, a decrease in management fees (primarily resulting from a reduction of stock-based compensation) , a decrease of Research and Development resulting from the change in our relationship with Molecular Vision in 2008, decrease in travel, and a decrease in interest, fees and accretion on notes payable.

Accounting and Audit Fees

Our accounting and audit fees decreased by $31,233 in the year ended December 31, 2009 compared to the year ended December 31, 2008 due to a decrease in audit fees.

Change in fair value of the derivative liability

This amount increased by $169,452 for the year ended December 31, 2009 as compared the balance of $Nil recorded in the year ended December 31, 2008. The reason for the difference was that we were required to bifurcate the conversion feature on our convertible promissory notes in accordance to comply with US GAAP. Moreover, once calculated, these liabilities are re-measured to their fair value each reporting period which resulted in a gain of $169,452 for the year ended December 31, 2009.

Consulting Fees

The consulting fees we paid decreased in the year ended December 31, 2009 by $451,727 compared to the year ended December 31, 2008. This was the result of us terminating the services of two consultants during the 2008 year.

Interest on Notes Payable

The interest we incurred on notes payable decreased by $417,198 in the year ended December 31, 2009 compared to the year ended December 31, 2008. This was the result of us not having to calculate the costs of the conversion feature on convertible notes in 2009, as we were required to in 2008.

Foreign Exchange gain (loss)

We incurred a foreign exchange loss of $101, 806 for the year ended December 31, 2009, an increase of $109,387 from the gain of $7,581 recorded in the year ended December 31, 2008. The primary for the increase was as a result of our outstanding convertible promissory notes now being repayable in Canadian dollars resulting in us being required to adjust the notes to their US$ equivalent each reporting period.

Interest fees and accretion on Notes Payable

The interest, fees and accretion we incurred on notes payable decreased by $ 385,325 in the year ended December 31, 2009 compared to the year ended December 31, 2008. This was primarily as a result of us having to calculate a beneficial conversion on the issuance of our convertible promissory notes in 2008 in the total amount of $482,124; this amount was charged to income upon the issuance of the notes due to their being repayable on demand. We were not required to calculate a similar charge in our 2009 fiscal year.

Legal Fees

Our legal fees decreased in the year ended December 31, 2009 by $6,653 compared to the year ended December 31, 2008. This was the result of us not requiring as much legal services during the year 2009, because of reduction in activity.

Management Fees

Our management fees decreased in the year ended December 31, 2009 by $594,034 compared to the year ended December 31, 2008. This was the result of us not granting options or issuing shares for services during 2009 to consultants and directors.

Rent/Public Relations and Transfer Agent

Our combined rental expenses, public relations and transfer agent fees increased in the year ended December 31, 2009 compared to the year ended December 31, 2008 by $4,774. This was mainly the result of an increase in rental fees for our premises in Athens, Greece.

Office and Bank Charges

Our combined office and bank charges decreased in the year ended December 31, 2009 by $35,725 compared to the year ended December 31, 2008. This was mainly the result of us undertaking less activity and the result of our rental agreement for our office in Athens, Greece including office expense.

Research and Development

Our expenditures on research and development were nil in the year ended December 31, 2009 compared to $648,407 in the year ended December 31, 2008. This was the result of us not having any research and development expenditures in 2009, as we are no longer developing the BioLED Technology .

Travel

Our travel expenses decreased by $115,560 for the year ended December 31, 2009 compared to the year ended December 31, 2008. This was the result of us terminating two consultants in 2008 and we were required to pay their travel expenses.

Going Concern

We have historically incurred losses and have incurred a loss of $937,573 for the year ended December 31, 2009 and $3,022,005 for the year ended December 31, 2008. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Investment in Molecular Vision

We have made an equity investment in Molecular Vision, a privately held company incorporated in Great Britain and whose business is complementary to the our business, as described in more detail under the heading “Business – Corporate History”. This investment is accounted for under the cost method of accounting, as we held less than 20% of the voting stock outstanding and did not exert significant influence over this company. We assess the recoverability of this investment by reviewing various indicators of impairment. We also review the sales of Molecular Vision securities to other investors when that is a more reliable indicator of the fair value of our shareholdings. As a result of performing a review of the fair value of our investment in the shares of Molecular Vision for the year ended December 31, 2009, we recorded a write-down of the investment in the amount of $239,330 based on our determination that there was a decline in the value of the investment that was other than temporary.

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

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility.. ASC 718 does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited.

Recent Accounting Pronouncements

In March 2008, the FASB issued guidance included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 on January 1, 2009 had no material impact on the Company’s financial statements.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, “Contracts Indexed to the Entity’s Own Equity”. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 on January 1, 2009 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events,” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and up to the date the financial statements are issued. ASC 855 was effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now non-authoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACRONGENOMICS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Acrongenomics, Inc.
(a Development Stage Company)

We have audited the accompanying balance sheets of Acrongenomics, Inc. (the “Company”) (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, cash flows and changes in capital deficit for the years then ended and for the period from August 17, 1999 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Acrongenomics, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from August 17, 1999 (Date of Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $27,570,395 at December 31, 2009 and incurred a net loss of $937,573 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP
BDO Canada LLP

Chartered Accountants

Vancouver, Canada
April 14, 2010

ACRONGENOMICS, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2009 and 2008
(Stated in US Dollars)

ASSETS
	2009	2008

Current
Cash	$4,303	$22,044
Prepaid expenses and deposit	15,000	17,618
	19,303	39,662

Deposit – Note 13	14,142	-
Investment in Molecular Vision Ltd. – Note 3	827,401	791,230

	$860,846	$830,892

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7	$721,149	$510,965
Convertible promissory notes payable – Note 5	658,522	394,136
Loans payable – Note 6	1,000	1,000

	1,380,671	906,101

CAPITAL DEFICIT

Common stock – Note 8
Par value $0.001 100,000,000 shares authorized 25,580,481 shares issued (2008: 23,906,731)	25,580	23,906
Additional paid-in capital	27,024,990	26,507,207
Share subscriptions	-	26,500
Deficit accumulated during the development stage	(27,570,395)	(26,632,822)

	(519,825)	(75,209)

	$860,846	$830,892

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Note 10

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the Years ended December 31, 2009 and 2008 and
for the period August 17, 1999 (Date of Inception) to December 31, 2009
(Stated in US Dollars)

			August 17, 1999
			( Date of
			Inception ) to
	For the years ended		December 31,
	December 31		2009
	2009	2008	cumulative
Expenses
Accounting and audit fees – Note 7	$156,248	$187,481	$727,082
Amortization of patents	-	-	741,430
Appraisals	-	-	14,500
Bank charges	1,981	4,052	18,715
Consulting fees – Note 7	307,437	759,164	2,908,505
Legal fees - Note 7	82,961	89,614	428,570
Management fees – Note 7	11,647	605,681	3,326,506
Office and miscellaneous	3,717	37,370	139,812
Public relations and donation	7,600	5,102	587,096
Rent - Note 7	61,127	59,538	169,430
Research and development – Note 7	-	648,407	9,202,266
Transfer agent and filing fees	7,050	6,363	39,743
Travel	4,979	120,539	456,587
Write-down of patents	-	-	8,004,447

Operating loss	(644,747)	(2,523,311)	(26,764,689)
Interest income	10	202	23,150
Interest, fees and accretion on notes payable – Note 7	(121,152)	(506,477)	(627,629)
Write-down of investment in Molecular Vision – Note 3	(239,330)	-	(239,330)
Change in fair value of derivative liability – Note	169,452	-	169,452
Foreign exchange gain (loss)	(101,806)	7,581	(89,351)

Loss from continuing operations	(937,573)	(3,022,005)	(27,528,397)
Loss from discontinued operations	-	-	(41,998)

Net loss for the period	$(937,573)	$(3,022,005)	$(27,570,395)

Basic and diluted loss per share	$(0.04)	$(0.14)

Weighted average shares outstanding	24,951,580	21,203,764

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the Years ended December 31, 2009 and 2008 and
for the period August 17, 1999 (Date of Inception) to December 31, 2009
(Stated in US Dollars)

			August 17,
			1999 (Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2009	2008	2009
Cash Flows used in Operating Activities
Net loss for the period	$(937,573)	$(3,022,005)	$(27,570,395)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	-	-	741,430
Financing fee on convertible promissory note	7,500	-	7,500
Write-down of investment in Molecular Vision	239,330		239,330
Change in fair value of derivative liability	(169,452)	-	(169,452)
Accretion of debt discount	56,138	482,124	538,262
Unrealized foreign exchange loss	98,141	-	98,141
Shares issued for consulting and management fees	-	667,500	1,312,500
Loan origination fee – Note 5	16,245	-	16,245
Stock-based compensation	21,871	454,919	1,903,715
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	2,618	4,662	(15,000)
Accounts payable and accrued liabilities	210,184	105,410	2,554,764

Net cash used in operating activities	(454,998)	(1,307,390)	(12,338,513)

Cash Flows used in Investing Activity
Investment in Molecular Vision	(275,501)	(1,097,639)	(1,373,140)
Refund on termination of development agreement with Molecular Vision	-	149,794	149,794
Deposit	(14,142)	-	(14,142)
Patents	-	-	(121,877)

Net cash used in investing activities	(289,643)	(947,845)	(1,359,365)

Cash Flows provided by Financing Activities
Common stock issued for cash	584,400	1,509,648	12,764,438
Stock purchase warrants	-	-	370,307
Common stock subscriptions	-	29,800	29,800
Issuance of convertible notes	142,500	694,136	836,636
Repayment of convertible note	-	(300,000)	(300,000)
Increase in loan payable	-	-	1,000

Net cash provided by financing activities	726,900	1,933,584	13,702,181

Increase (decrease) in cash during the period	(17,741)	(321,651)	4,303

Cash, beginning of period	22,044	343,695	-

Cash, end of period	$4,303	$22,044	$4,303

Non-cash Transactions – Note 14

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to December 31, 2009
(Stated in US Dollars)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Capital stock issued for cash	at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
	at $0.01	5,000,000	5,000	45,000	-		50,000
Net loss for the period		-	-	-	-	(2,116)	(2,116)
Balance, December 31, 1999		10,000,000	10,000	45,000	-	(2,116)	52,884
Capital stock issued for cash	at $0.20	100,000	100	19,900	-	-	20,000
Net loss for the year		-	-	-	-	(8,176)	(8,176)
Balance, December 31, 2000		10,100,000	10,100	64,900	-	(10,292)	64,708
Net loss for the year		-	-	-	-	(205)	(205)

Balance, December 31, 2001		10,100,000	10,100	64,900	-	(10,497)	64,503
Capital stock issued for cash	at $0.20	15,000	15	2,985	-	-	3,000
Net loss for the year		-	-	-	-	(24,818)	(24,818)
Balance, December 31, 2002		10,115,000	10,115	67,885	-	(35,315)	42,685
Net loss for the year		-	-	-	-	(21,576)	(21,576)
Balance, December 31, 2003		10,115,000	10,115	67,885	-	(56,891)	21,109
Pursuant to the acquisition of patent	at $1.96	4,000,000	4,000	7,836,000	-	-	7,840,000
Capital stock issued for patent commission	at $1.96	400,000	400	783,600	-	-	784,000
Capital stock issued for cash	at $1.00	420,000	420	419,580	-	-	420,000
Capital stock issued for commission	at $1.00	42,000	42	41,958	-	-	42,000
Less: commission		-	-	(77,000)	-	-	(77,000)
Capital stock issued for cash	at $2.30	537,956	538	1,236,761	-	-	1,237,299
Capital stock issued for commission		50,594	50	116,316	-	-	116,366
Less: commission		-	-	(116,366)	-	-	(116,366)
Capital contribution		-	-	6,000	-	-	6,000
Stock subscriptions		-	-	-	426,329	-	426,329
Net loss for the year		-	-	-	-	(1,863,376)	(1,863,376)
Balance, December 31, 2004		15,565,550	$15,565	$10,314,734	$426,329	$(1,920,267)	$8,836,361

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to December 31, 2009
(Stated in US Dollars)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2004		$15,565,550	$15,565	$10,314,734	$426,329	$(1,920,267)	$8,836,361

Capital stock issued for cash	at $2.30	72,500	73	166,677	-	-	166,750
	at $2.40	108,168	108	259,495	-	-	259,603
	at $3.50	551,443	551	1,929,499	-	-	1,930,050
	at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for commission	at $4.00	81,337	82	325,266	-	-	325,348
Less: commission		-	-	(325,348)	-	-	(325,348)
commission		-	-	(24,900)	-	-	(24,900)
Capital stock issued for cash pursuant to exercise of warrants	at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	364,000
Capital stock issued for consulting services	at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing operations		-	-	-	-	(14,152,210)	(14,152,210)
Net loss from discontinued operations						(1,935)	(1,935)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares		(4,000,000)	(4,000)	4,000	-	-	-
Stock-based compensation		-	-	529,673	-	-	529,673
Capital stock issued for cash	at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)
Balance, December 31, 2006		14,131,457	14,131	18,315,544	40,000	(18,554,700)	(185,025)
Capital stock issued for cash:	at $0.50	220,000	220	109,780	(40,000)	-	70,000
	at $0.80	250,000	250	199,750	-	-	200,000
	at $1.10	2,230,924	2,231	2,451,785	(3,300)	-	2,450,716
Capital stock issued for commission		126,090	126	(126)	-	-	-
Less: commission - cash		-	-	(64,021)	-	-	(64,021)
Stock as bonus	at $0.86	750,000	750	644,250	-	-	645,000
Stock issued to settle accounts payable	at $1.00	158,000	158	157,842	-	-	158,000
Stock-based compensation		-	-	533,252	-	-	533,252
Net loss for the year		-	-	-	-	(5,056,117)	(5,056,117)
Balance, December 31, 2007		$17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to December 31, 2009
(Stated in US Dollars)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)
Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
	- at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting and management fees	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.53	150,000	150	79,350	-	-	79,500
	- at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less: commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts payable:	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes		-	-	482,124	-	-	482,124
Stock-based compensation		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance, December 31, 2008		23,906,731	23,906	26,507,207	26,500	(26,632,822)	(75,209)
Capital stock issued for cash	- at $0.40	1,673,750	1,674	667,826	(26,500)	-	643,000
Less: commission		-	-	(58,600)	-	-	(58,600)
Reclassification of derivative liability – Note 5				(113,314)			(113,314)
Stock-based compensation – Note 8		-	-	21,871	-	-	21,871
Net loss for the period		-	-	-	-	(937,573)	(937,573)
Balance, December 31, 2009		25,580,481	$25,580 $	27,024,990	$-	$(27,570,395)	$(519,825)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company’s business is research and development in the field of life science including BioLED technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2009, the Company had not yet achieved profitable operations, had an accumulated deficit of $27,570,395 (2008 - $26,632,822) since its inception and incurred a net loss of $937,573 (2008 - $3,022,005) for the year then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management expects the Company’s cash requirement over the twelve-month period ended December 31, 2010 to be $1,800,000 to continue operations. The Company plans to raise necessary cash through equity issuances and/or debt financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting principles summarized below:

	a)	Development Stage

The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

	b)	Investment in Molecular Vision Ltd.

The Company has made an equity investment in Molecular Vision Ltd., a privately held company incorporated in Great Britain and whose business is complementary to the Company’s business. This investment is accounted for under the cost method of accounting, as the Company held less than 20% of the voting stock outstanding and did not exert significant influence over this company. The Company records an impairment write-down to its investment when the cost of the investment exceeds its fair value and when the decline in value is determined to be other-than-temporary.

	c)	Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

	d)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, convertible promissory notes payable and loans payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is subject to foreign exchange price risk as it periodically incurs expenses and accrues liabilities denominated in Euros. The Company does not use derivative instruments to reduce its exposure to fluctuations in exchange rates.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

	e)	Income Taxes

The Company has adopted the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company has adopted the provisions of FASB ASC 740 "Income Taxes" which changed the framework for accounting for uncertainty in income taxes and provided a comprehensive model to recognize, measure, present, and disclose in our financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As additional information is obtained, there may be a need to periodically adjust the recognized tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations.

	f)	Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended December 31, 2009, loss per share excludes 7,944,680 (December 31, 2008 – 7,328,550) potentially dilutive common shares (related to outstanding options, warrants and shares and warrants issuable on the conversion of convertible promissory notes) as their effect was anti- dilutive.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

	g)	Foreign Currency Translation

The Company’s functional currency is the United States dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”). Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated results in foreign currency transaction gains or losses and are included the Statement of Operations in the period in which they arise.

	h)	Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments on an accelerated basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

	i)	Research and Development

Research and development costs are expensed as incurred.

	j)	Recent Accounting Pronouncements

In March 2008, the FASB issued guidance included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 on January 1, 2009 had no material impact on the Company’s financial statements.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, “Contracts Indexed to the Entity’s Own Equity”. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 on January 1, 2009 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events,” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and up to the date the financial statements are issued. ASC 855 was effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s financial statements.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

	j)	Recent Accounting Pronouncements – (cont’d)

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now non-authoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s financial statements.

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number and Class of Molecular shares owned

	Class A	Class A
	Preferred Shares	Ordinary Shares	Amount

Balance, December 31, 2007	-	-	$-
Acquisition of Molecular shares for GBP £550,000	-	16,566	1,097,639

Refund of amounts previously advanced on termination of development agreement:
Credit applied to amounts owed Molecular	-	-	(156,615)
Cash refunded	-	-	(149,794)

Molecular shares received as consideration for termination of development agreement	-	17,168	-

Balance - December 31, 2008	-	33,734	791,230

Acquisition of Molecular Class A Preferred shares for GBP £166,042	19,426	-	275,501
Less: Write-down of Class A Ordinary shares	-	-	(239,330)

Balance as at December 31, 2009	19,426	33,734	$827,401

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 7

Note 3	Investment in Molecular Vision Ltd. – (cont’d)

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

During the year ended December 31, 2009, Molecular undertook additional equity financings and the Company participated in the Molecular offerings by acquiring 19,426 Class A Preferred Shares at a cost of £ 8.55 (US$14.18) per share for a total of £166,093 (US$ 275,501). Each Class A preferred share of Molecular is convertible into one common share at any time. As a result of this additional acquisition, the Company’s ownership in the equity of Molecular represented 17.2% of Molecular’s total outstanding shares (December 31, 2008: 17.2%).

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 8

Note 3	Investment in Molecular Vision Ltd. – (cont’d)

In addition to its offering of Class A Preferred shares, during its fiscal year ended July 31, 2009, Molecular raised equity financing through additional offerings of its Class A Ordinary shares to other investors at a price of £10.21 per share. Molecular is a private company in the United Kingdom and undertakes infrequent equity offerings and, there is no active market for transactions of its shares. In accordance with the guidance of ASC 820, the Company determined that the price paid by other investors for the Class A Ordinary shares of Molecular was representative of an exit price providing evidence of the fair value of its holding of Molecular Class A Ordinary shares. As a result, the Company wrote-down its shareholdings of Molecular Class A Ordinary shares during the year ended December 31, 2009 to the equivalent of £10.21 per share; this write-down totalled $239,330 (2008: $Nil).

Note 4	Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

As at December 31, 2009, the Company has determined that it does not hold any Level 1 assets and its shareholdings in Molecular Vision, which are measured on a non-recurring basis, represent Level 2 assets.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 9

Note 4	Fair Value Measurements – (cont’d)

The fair value changes of the Company’s Level 2 assets are summarized as follows:

	Beginning Value		Refund and		Ending Fair
	of	Shares	Credit Applied	Impairment	Value of Level
	Level 2 Assets	Acquired	to Shareholding	Charge	2 Assets
For the 12 months ended December 31, 2009	$791,230	$275,501	$-	$(239,330)	$827,401

For the 12 months ended December 31, 2008	$-	$1,097,639	$(306,409)	$-	$791,230

During the year ended December 31, 2009, in accordance with ASC 815-40-15, the Company determined that the conversion features associated with its convertible promissory notes required bifurcation as derivative liabilities – (Note 5). The resulting derivatives are required to be measured at their fair value each reporting period and they constitute Level 3 liabilities given that they have no active market and are measured based on information that is unobservable. A summary of the Company’s Level 3 for the years ended December 31, 2009 and 2008 is as follows:

Derivative
	Beginning Value	Liabilities	Change in fair
	of	bifurcated from	value of	Ending Fair
	Level 3	convertible	derivative	Value of Level 3
	Liabilities	promissory notes	liabilities	Liabilities
For the 12 months ended December 31, 2009	$-	$169,452	$(169,452)	$-

For the 12 months ended December 31, 2008	$-	$-	$-	$-

The Company determined for the fair value of the component of derivative liability represented by the warrants issuable on conversion of the promissory notes by using the Black Scholes model with the following assumptions:

Expected life	2 years
Expected Volatility	166.94% - 181.45%
Risk free interest rate	1.00% - 1.70%
Dividend Yield	0%

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 10

Note 5	Convertible Promissory Notes Payable

$394,136 Convertible Promissory Note

During the year ended December 31, 2008, the Company was loaned $394,136 by a director of the Company by the issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. The note is convertible into units of the Company at a price of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance. Upon the issuance of the note, the Company recorded a beneficial conversion feature totalling $292,124 which was accreted to income in its entirety and included in interest, fees and accretion on notes payable in the financial statements for the year ended December 31, 2008.

Effective March 1, 2009, the Company and the lender agreed to modify the terms of the note by increasing the interest rate to 10% per annum and by changing the terms of repayment such that the Company is to repay the note in Canadian dollars at a foreign exchange rate of not less than $1US = $1.27 Canadian. As a result of the Company having to repay the note in a currency other than its functional currency, in accordance with ASC 830-35-1 “Transaction Gains and Losses”, changes in the exchange rate between the US and Canadian dollar will affect the expected amount of the payment upon the settlement of the note requiring the Company to record the change in rate as a transaction gain or loss in the Statement of Operations. For the year ended December 31, 2009, the Company recorded a foreign exchange loss of $82,854 (2008: $Nil) on the note resulting in a balance payable as at December 31, 2009 of $476,990.

Additionally, due to the Company having adopted ASC 815-40 as of the first day of the 2009 fiscal year, the conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. At March 1, 2009, the Company determined that this liability had a fair value of $113,314 and, in accordance with ASC 815-40, this amount was reclassified from stockholders’ equity to derivative liability. In accordance with the guidance provided by ASC 815, “Derivatives and Hedging”, the Company re-measured the fair value of this derivative liability as at December 31, 2009 and determined its fair value then to be $Nil.

During the year ended December 31, 2009, the Company accrued interest of $35,483 (2008: $17,363) on this note.

$150,000 Promissory Note

On July 15, 2009, the Company was loaned an additional $150,000 by the same director of the Company by issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of the principal outstanding at 10% per annum compounded monthly and payable monthly. The Company agreed to pay to the lender a 5% fee ($7,500) to cover the cost of obtaining funds. The note contained a similar repayment feature wherein the Company agreed to repay the note in Canadian dollars at a foreign exchange rate of not less than $1US = $1.27 Canadian. When the funds were advanced to the Company, the exchange rate was $1US = $1.1459 Canadian resulting in the loan being recorded at a value of $166,245 at its inception with $16,245 recorded as a loan origination fee. The note is convertible into units of the Company at a price of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 11

Note 5	Convertible Promissory Notes Payable – (cont’d)

$150,000 Promissory Note – (cont’d)

In accordance with ASC 830-35-1, for the year ended December 31, 2009, the Company recorded a foreign exchange loss of $15,287 (2008: $Nil) on the note resulting in a balance payable as at December 31, 2009 of $181,532.

The conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. As at the inception of the note, the Company determined that this liability had a fair value of $56,138. As the note is repayable on demand, the resulting debt discount was accreted in its entirety to the Statement of Operations at the inception of the note. The Company re-measured the fair value of this derivative liability as at December 31, 2009 and determined its fair value then to be $Nil.

During the year ended December 31, 2009, the Company accrued interest of $5,786 (2008: $Nil) on this note.

$300,000 Promissory Note

On June 17, 2008 the Company was loaned $300,000 by the issuance of a convertible promissory note, maturing on September 30, 2008, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. The promissory note was convertible into units of the Company at any time and at the option of the lender at the rate of $0.40 per unit. Each unit consisted of one common share and one share purchase warrant exercisable at $0.75 for a period of two years from the date of issuance. The note was secured by an interest in all property of the Company and a further guarantee by a third party. Upon the issuance of the note, the Company recorded a beneficial conversion feature totalling $190,000 which was accreted to income in its entirety and included in interest, fees and accretion on notes payable in the financial statements for the year ended December 31, 2008. During the year-ended December 31, 2008, Company repaid the amount owing on this note.

These notes are collateralized by an interest in all property of the Company.

Note 6	Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 12

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

			August 17, 1999
	For the Years Ended		(Date of Inception)
			to
	December 31,		December 31,
	2009	2008	2009

Accounting fees	$81,215	$85,244	$356,358
Consulting fees	158,000	169,600	724,901
Legal fees	-	-	60,656
Management fees	-	192,750	2,747,128
Rent	-	-	36,000
Research and development	-	-	5,604,189
Interest and accretion and fees on convertible Promissory notes - Note 5	121,152	309,487	430,639
	$360,367	$757,081	$9.959,871

Note 7	Related Party Transactions – (cont’d)

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at December 31, 2009 includes $ 195,037 (December 31, 2008: $149,062) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Note 8	Common Stock

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 13

Note 8	Common Stock – (cont’d)

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

On February 6, 2009, the Company issued 66,250 units pursuant to a subscription received of $26,500 as at December 31, 2008. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years.

On May 15, 2009, the Company issued 525,000 units pursuant to a private placement at $0.40 per share for total proceeds of $210,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $16,000 on this placement.

On July 22, 2009, the Company issued 105,000 units pursuant to a private placement at $0.40 per share for total proceeds of $42,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $4,200 on this placement.

On September 16, 2009, the Company issued 165,000 units pursuant to a private placement at $0.40 per share for total proceeds of $66,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $5,900 on this placement.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 14

Note 8	Common Stock – (cont’d)

On September 30, 2009, the Company issued 137,500 units at $0.40 per unit for total proceeds of $55,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $5,500 on this placement.

On October 29, 2009, the Company issued 50,000 units @ $0.40 per unit for total proceeds of $20,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $2,000 on this placement.

Commitments

	a)	Share Purchase Warrants

A summary of changes in the Company’s share purchase warrants for the year ended December 31, 2009 and December 31, 2008 outstanding is presented below:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	3,257,870	$1.20	1,548,213	$1.42
Issued	1,673,750	$0.75	2,745,260	$1.15
Expired	(1,807,620)	$1.57	(1,035,603)	$1.37

Outstanding, end of year	3,124,000	$0.75	3,257,870	$1.20

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 15

Note 8	Common Stock – (cont’d)

Commitments – (cont’d)

	b)	Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at December 31, 2009:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

290,000	$0.75	July 31,2010
317,750	$0.75	August 31, 2010
120,000	$0.75	September 30,2010
375,000	$0.75	October 31, 2010
347,500	$0.75	December 31, 2010
20,000	$0.75	January 31,2011
671,250	$0.75	February 28, 2011
525,000	$0.75	May 31, 2011
165,000	$0.75	September 30, 2011
187,500	$0.75	October 31, 2011
105,000	$0.75	February 28, 2012

3,124,000

c)	Stock Based Compensation Plan

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

A summary of changes in the Company’s stock options for the year ended December 31, 2008 and the year ended December 31, 2009 is presented below:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	2,100,000	$0.86	3,500,000	$0.70
Granted	-	-	700,000	$0.57
Cancelled	-	-	(2,100,000)	$0.50

Outstanding, end of period	2,100,000	$0.86	2,100,000	$0.86

Exercisable, end of period	2,050,000	$0.86	1,800,000	$0.92

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 16

Note 8	Common Stock – (cont’d)

Commitments – (cont’d)

	c)	Stock Based Compensation Plan – (cont’d)

At December 31, 2009, the following stock options were outstanding:

Number of shares
					Aggregate
Total		Number	Exercise	Expiry	Intrinsic
Number		Vested	Price	Date	Value

600,000	(1)	600,000	$1.00	March 22, 2012	$-
100,000	(2)	100,000	$2.50	May 3, 2016	$-
600,000	(3)	600,000	$0.50	February 12, 2017	$-
500,000	(4)	500,000	$0.60	March 31, 2018	$-
100,000	(5)	100,000	$0.50	April 1, 2018	$-
200,000	(6)	150,000	$0.50	April 1, 2018	$-
2,100,000		2,050,000

(1)

These options had fully vested in the year ended December 31, 2008. There was no stock- based compensation recognized in the financial statements for the year ended December 31, 2009 and an amount of $106,521 was recognized and included with management fees in the financial statements for the year ended December 31, 2008.

(2)	These options had fully vested at December 31, 2007. There was no stock-based compensation expense recognized in the financial statements for each of the years ended December 31, 2009 and 2008.

(3)

As at December 31, 2009, these options had fully vested. The fair value of these options on their grant date was calculated to be $198,000 which was being amortized on a straight-line basis over the vesting term. The Company recognized $11,647 (2008: $99,000) included with management fees in the financial statements for the year ended December 31, 2009.

(4)

These options had fully vested during the year ended December 31, 2008. There was no stock-based compensation recognized in the financial statements for the year ended December 31, 2009 and an amount of $159,563 was recognized and included with consulting fees in the financial statements for the year ended December 31, 2008.

(5)

These options had fully vested as at December 31, 2008. There was no stock-based compensation recognized in the financial statements for the year ended December 31, 2009 and an amount of $53,410 was recognized and included with management fees in the financial statements for the year ended December 31, 2008.

(6)

As at December 31, 2009, 150,000 of these options were fully vested. The remaining 50,000 options vested on April 1, 2010. During the year ended December 31, 2009, the Company recognized stock-based compensation of $10,224 (2008: $36,425) included in consulting fees in the financial statements.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 17

Note 8	Common Stock – (cont’d)

Commitments – (cont’d)

	a)	Stock Based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the years:

	2009	2008

Expected dividend yield	-	0.0%
Expected volatility	-	83.0% - 90.8%
Risk-free Interest Rate	-	4.04% - 4.81%
Term in years	-	5.0 - 10.0
Fair value	-	$0.33 - $1.01

A summary of changes in the Company’s unvested stock options for the years ended December 31, 2009 and 2008 is presented below:

		2009			2008
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Grant Date	Number of	Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value

Outstanding, beginning of year	300,000	$0.50	$0.43	2,825,000	$0.55	$0.40
Granted	-	-	-	700,000	$0.57	$0.53
Cancelled	-	-	-	(2,050,000)	$0.50	$0.35
Vested	(250,000)	$0.50	$0.43	(1,175,000)	$0.67	$0.56

Outstanding, end of year	50,000	$0.50	$0.43	300,000	$0.50	$0.43

As at December 31, 2009, there was a total of $674 of unrecognized compensation cost that is expected to be recognized in 2010 when the remaining options vest.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 18

Note 8	Common Stock – (cont’d)

Commitments – (cont’d)

	c)	Stock Based Compensation Plan – (cont’d)

Stock-based compensation amounts, including those related to shares issued for non-cash consideration during the year, are classified in the Company’s Statement of Operations as follows:

	2009	2008
Consulting fees	$10,224	$863,488
Management fees	11,647	258,931
	$21,871	$1,122,419

Note 9	Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2009	2008

Deferred tax assets
Net operating losses carryforward	$4,942,000	$4,835,000
Undeducted accruals	244,000	104,000
Basis difference in convertible promissory notes	33,000	-
Basis difference in investment in Molecular Vision	81,000	-
Less: valuation allowance	(5,280,000)	(4,939,000)

Deferred tax assets	$-	$-

The Company's income tax expense for the years ended December 31, 2009 and 2008 differed from the United States statutory rates:

	2009	2008
Effective tax rate	34%	34%

Income tax benefit at statutory rate	$(319,000)	$(1,027,000)
Increase in income taxes resulting from:
Non-deductible expenses	9,000	2,000
Stock-based compensation	8,000	214,000
Effect of reclassification of derivative liability	(39,000)	-
Research and development	-	221,000
Debt accretion	-	172,000
Change in valuation allowance	341,000	418,000
Income tax expense	$-	$-

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 19

Note 9	Income Taxes – (cont’d)

At December 31, 2009, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $14,534,000 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount
2021	$10,000
2022	25,000
2023	23,000
2024	1,550,000
2025	5,316,000
2026	1,951,000
2027	4,115,000
2028	1,230,000
2029	314,000
$14,534,000

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 2009 and December 31, 2008.

As at December 31, 2009, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

Uncertain Tax Positions

The Company has adopted ASC 740, "Accounting for Uncertainty in Income Taxes" ("ASC 740"). ASC 740 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 20

Note 9	Income Taxes – (cont’d)

Uncertain Tax Positions – (cont’d)

Management’s analysis of ASC 740 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of December 31, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 10	Commitments

(a)

On March 28, 2008, the Company entered into a consulting agreement at $10,000 per month. The agreement was for one year ending March 27, 2009. The agreement was then extended for another year ending March 27, 2010, except if terminated by the parties.

(b)

On October 1, 2008, the Company entered into a rent agreement at $5,000 per month. The agreement is for two years and will renew for an additional one year unless either party gives the other 30 days written notice of its intention not to further renew the agreement. Either party may terminate the agreement by giving 30 days written notice

Note 11	Contingencies

The Company is subject to various amounts claimed arising in the ordinary course of business and which are in dispute. There has not been any material amount accrued in the financial statements with respect to the various amounts claimed due to the Company being unable to make a reasonable estimate of any potential liability resulting from the resolution of these claims.

Note 12	Subsequent Events

Subsequent to December 31, 2009:

a.

the Company received $10,000 pursuant to subscription agreements for 25,000 units at $0.40 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.75 for a period of two (2) years from the date of issuance. Commissions of 10% were paid in connection with this subscription.

b.

the Company issued a convertible promissory note for proceeds received in the amount of €25,000 (US$ 33,700). The note bears interest at 8% per annum and is convertible into units of the Company at $0.20 per unit. Each unit will consist of one share and one share purchase warrant exercisable at $US 0.50 for a period of 2 years.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars) - Page 21

Note 13	Deposit

In January 2009, the Company agreed to acquire 60% of the outstanding shares of a private Cyprus company which has beneficial ownership in intellectual property. As consideration for this acquisition, the Company intends to issue 9,000,000 common shares at $0.40 per share to the vendor. This acquisition will be accounted for in accordance with SFAS 141(R) whereby the Company will recognize the assets acquired, the liabilities assumed, and any non- controlling interest at the acquisition date, measured at their fair values as of that date. The acquisition has not yet closed and is conditional upon various approvals and other events occurring.

During the year ended December 31, 2009, the Company advanced $14,142 (€10,000) to the vendor as a deposit on the acquisition. The Company intends to complete this transaction in 2010.

Note 14	Non-cash Transaction

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

These transactions have been excluded from the statements of cash flows.

Note 15	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation for the current period.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on this evaluation, these officers concluded that as of December 31, 2009, these disclosure controls and procedures were not effective. These officers determined that our disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.

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
  Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's December 31, 2009 financial statements.

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

We intend to implement remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We intend to appoint independent members to our audit committee in the 2010 fiscal year; and

(2)	We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes as well as codify a code of conduct and ethics.

(3)	We intend to update our business plan to include a Mission Statement and document our key performance indicators.

(4)	We intend to engage the services of an independent consultant with sufficient expertise in complex US GAAP matters to assist us in the preparation of our financial statements

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at April 12, 2010, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Platon Tzouvalis	Vice President & Director President	44	February 14, 2005 October 5, 2006
Ron Lizée	Chief Financial Officer & Director	51	June 4, 2004
Dr. Manos Topoglidis	Chief Technology Officer and Director	36	February 14, 2006
Dr. Evan Manolis	Director Chairman	50	May 8, 2007 September 2, 2008

Family Relationships

There are no family relationships between any director or executive officer.

Certain Significant Employees

As of the date of this annual report, our significant employees, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Appointed
Kailash C. Sharma	Scientific Advisory Board	55	September 2, 2008
Constantine Poulios	General Manager(1)	38	April 1, 2007

(1)Mr. Poulios was previously President of our company and resigned on October 5, 2006

Business Experience

The following is a brief account of the education and business experience of directors, executive officers and significant employees during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Platon Tzouvalis – President and Director

Platon Tzouvalis, M.Sc., was appointed as our Vice President on February 14, 2006 and subsequently as the President on October 5, 2006. As a Biochemist and ex-Abbott Laboratories Associate, he is an experienced pharmaceutical industry professional. He has been a member of our company’s Scientific Advisory Board since May 2004. His expertise lies in the areas of Quality Control, Operational Procedures as well as Pharmaceutical Product and Process Improvement. He received his B.Sc. Degree in Biochemistry from the University of Illinois in 1990 and his Master's Degree in the same field from DePaul University at Chicago in 1995.

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

We believe Mr. Tzouvalis is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Ron Lizée – Chief Financial Officer and Director

In June 2004, Ron Lizée was appointed as a director of our company and Chief Financial Officer.

Mr. Lizée is the owner/operator of Lizée Gauthier, Certified General Accountants where he has practiced since 1982. Mr. Lizée has over 27 years experience in the fields of Taxation, Accounting and Auditing. He graduated from the University of Saskatchewan, Canada in 1981 with a B. Comm., majoring in Accounting and gained his Certified General Accountant (CGA) designation in 1987, and Certified Financial Planner (CFP) designation in 1993. Mr. Lizée has experience in financial management within public companies having served as a director and Chief Financial Officer during 1995 to 1999. He is also a director and CFO of PreAxia Health Care System Inc. a OTCBB public company. He is the former owner and Chief Executive Officer of a franchise chain operating in several Canadian provinces. Mr. Lizée is also the CEO and President of Gemstar Capital Properties Inc., a private corporation, which is involved in Land and Building Development Projects.

We believe Mr. Lizée is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Dr. Evan Manolis – Chairman and Director

Dr. Manolis was appointed a director of our company on May 8, 2007. Dr. Manolis received his B.S. from the University of Illinois at Chicago in 1987 and his M.D. in surgery from Southern Illinois University Medical School in 1991. He received extensive postgraduate training in general surgery internship and residency from the Medical College in Ohio. Dr. Manolis practices surgery in Chicago and Orland Park, Illinois and has been in the profession for seventeen years.

We believe Dr. Manolis is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

We believe Dr. Topoglidis is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past ten years:

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

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Platon Tzouvalis	1	Nil	Nil
Ron Lizée	Nil	Nil	Nil
Dr. Manos Topoglidis	1	Nil	Nil
Dr. Evan Manolis	3	3	Nil

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

Compensation Committee

We do not have a Compensation Committee.

Audit Committee and Audit Committee Financial Expert

We currently do not have an audit committee. During the year ended December 31, 2009, our board of directors performed some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit our annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of our system of internal accounting controls.

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, our board of directors constantly consults with the financial advisor. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2009 who had total compensation exceeding $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2009 and, 2008, are set out in the following summary compensation table.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Platon Tzouvalis(1)	2009 2008	84,000 84,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	84,000 84,000
Ron Lizée	2009 2008	81,215 85,244	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	81,215 85,244
Dr. Manos Topoglidis	2009 2008	54,000 54,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	54,000 54,000
Dr. Evan Manolis(2)	2009 2008	20,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	20,000 Nil

(1) Platon Tzouvalis and Manos Topoglidis commenced employment April, 2007
(2) Evan Manolis is chairman of the board

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Have Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Not Have Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Not Vested (#) (j)
Dr. Dimitri Goundis Former	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Platon Tzouvalis	187,500 600,000	Nil Nil	Nil Nil	0.50 1.00	Feb 12, 2017 Mar 22, 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ron Lizée	112,500 100,000	Nil Nil	Nil Nil	0.50 2.50	Feb 12, 2017 May 3, 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Manos Topoglidis	150,000	Nil	Nil	0.50	Feb 12, 2017	Nil	Nil	Nil	Nil

(1) Dr. Goundis resigned as our Chief Executive Officer on September 2, 2008

Option Exercises and Stock Vested

The following table sets forth for each named executive officer certain information concerning option exercises and stock vested as of December 31 2009.

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

We reimburse our directors for expenses incurred in connection with attending board meetings, but did not pay directors’ fees or other cash compensation for services rendered as a director in the periods ended December 31, 2009 and 2008.

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

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2009:

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

Security ownership of certain beneficial owners and management

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

Security ownership of certain beneficial owners and management

The security ownership of individuals known to us who beneficially owns more than 5% of our common stock and of our management is set forth in the following table.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class [1]
common stock	Ron Lizée c/o Lizeé Gauthier CGA 202-3550 Taylor St. East Saskatoon, SK Canada S7H 5H9	600,000 [2] Direct	2.3%
common stock	Evan T. Manolis 15300 West Ave, Suite 310 Orland Park, IL 60462	225,993 Direct	0.9%
common stock	Manos Topoglidis Panagi Tsaldari 5 Marcousi Athens Greece 15122	600,000 [3] Direct	2.3%
common stock	Platon Tzouvalis 4 Isminis St. Chalandri Athens, Greece 15232	1,600,000 [4] Direct	6.2%
Total	Directors and Officers as a Group (4)	3,025,993	11.8%
5% Stockholders
common stock	Platon Tzouvalis 4 Isminis St. Chalandri Athens, Greece 15232	1,600,000 [4] Direct	6.2%

1 Percentage of ownership is based on 25,580,481 common shares issued as of April 7, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Includes 350,000 shares of common stock and 250,000 stock options exercisable within 60 days of April 7, 2010.
3 Includes 400,000 shares of common stock and 200,000 stock options exercisable within 60 days of April 7, 2010.
4 Includes 750,000 shares of common stock and 850,000 stock options exercisable within 60 days of April 7, 2010.

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

1.

For the fiscal year ended December 31, 2009, a total of $81,215 in fees was billed to us by Lizée Gauthier Certified General Accountants, of which our Chief Financial Officer, Mr. Lizée, is the proprietor. These fees were invoiced at the same billable rate as other clients of the firm. As at December 31, 2009 $54,936 of the $81,215 was payable to Mr. Lizée.

2.

During the fiscal year ended December 31, 2008, we issued 350,000 shares to our Chief Financial Officer for past services for a value calculated at $133,500. No shares were issued for the year ended December 31, 2009.

3.

During the fiscal year ended December 31, 2008, we issued 750,000 shares to our President for past services of which $533,250 was recorded in the fiscal year ended December 31, 2007 and $59,250 in the fiscal year ended December 31, 2008. In addition, we also incurred consulting fees to the President of $84,000 for the year ended December 31, 2009 (2008: $84,000). As at December 31, 2009 $84,000 was payable.

4.

During the fiscal year ended December 31, 2008, we issued 400,000 shares to our Scientific Advisor of which the value of $284,400 was recorded in the fiscal year ended December 31, 2007 and $31,600 in the fiscal year ended December 31, 2008. In addition we also incurred consulting fees of $54,000 for the year ended December 31, 2009 (2008: $54,000) as at December 31, 2009 $56,101 was payable.

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers:

We have employment contracts with Mr. Platon Tzouvalis, our President and Dr. Manos Topoglidis, our Chief Technology Officer. Their agreements were recently renewed and expire on March 31, 2013 and they are described in detail under the heading “Item 1. Business – Employees and Consultants”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to us for professional services rendered by our independent registered public accounting firm, for the years ended December 31, 2009 and 2008:

Fees	2009	2008

Audit Fees	$68,661	$102,236
Audit related Fees	Nil	Nil
Tax fees	6,371	Nil
Other fees	Nil	Nil
Total Fees	$75,032	$102,236

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by BDO Canada LLP for the fiscal years ended December 31, 2009 and 2008, in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use BDO Canada LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Canada LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Canada LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

Our board of directors have considered the nature and amount of fees billed by BDO Canada LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Document Name
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on May 24, 2002, as amended)
3.2	Bylaws, as amended (attached as an exhibit to our registration statement on Form 10- SB filed on May 24, 2002, as amended)
(10)	Material Contracts
10.1	Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (attached as an exhibit to our current report on Form 8-K filed February 16, 2006)
10.2	Development Agreement between our company and Molecular Vision Limited (attached as an exhibit to our current report on Form 8-K filed on February 20, 2007)
10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (attached as an exhibit to our current report on Form 8-K filed on September 28, 2007)
10.4	Letter Agreement dated February 1, 2008 with Molecular Vision Limited (attached as an exhibit to our current report on Form 8-K filed on February 19, 2008)
10.5	Royalty Agreement dated November 13, 2008 with Molecular Vision Limited (attached as an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.6	Supplemental Agreement to the Subscription and Shareholders’ Agreement relating to Molecular Vision Limited dated November 13, 2008 (attached as an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.7	Option Agreement dated November 13, 2008 with Molecular Vision Limited to acquire additional 20,000 shares of Molecular Vision Limited (attached as an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.8	Deed of Termination and Release dated November 13, 2008 with Molecular Vision Limited (attached as an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.9	Share Exchange Agreement dated January 31, 2009 between our company, Vardisto Investments Limited and a certain shareholder of Vardisto Investments Limited (attached as an exhibit to our current report on Form 8-K filed on March 12, 2009)
10.10	Asset Purchase Agreement dated January 30, 2009 between Maragrita Hadzopoulou-Cladaras and Halldale Ventures Limited (attached as an exhibit to our current report on Form 8-K filed on March 12, 2009)
10.11	Promissory note dated June 12, 2008 issued to Ron and Johanne Lizée by our company (attached as our quarterly report on Form 10-Q filed on May 15, 2009)
10.12	Promissory note dated July 15, 2009 issued to Ron and Johanne Lizée by our company (attached as our quarterly report on Form 10-Q filed on August 14, 2009)
10.13*	Employment Agreement dated April 1, 2007 between our company and Platon Tzouvalis
10.14*	Employment Agreement dated April 1, 2007 between our company and Manos Topoglidis
10.15*	Management and Operational Services Agreement dated October 1, 2008 between our company and Vardisto Investments Limited
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Platon Tzouvalis
31.2*	Section 302 Certification of Ron Lizée
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Platon Tzouvalis
32.2*	Section 906 Certification of Ron Lizée

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS INC.
By:

/s/ Platon Tzouvalis
Platon Tzouvalis
President & Director
(Principal Executive Officer)
Date: April 14, 2010

/s/ Ron Lizée
Ron Lizée
Chief Financial Officer & Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Platon Tzouvalis
Platon Tzouvalis
President & Director
(Principal Executive Officer)
Date: April 14, 2010

/s/ Ron Lizée
Ron Lizée
Chief Financial Officer & Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2010

/s/ Dr. Evan Manolis
Dr. Evan Manolis
Director
Date: April 14, 2010

/s/ Dr. Manos Topoglidis
Dr. Manos Topoglidis
Director
Date: April 14, 2010