Form 10-Q
period 2010-03-31
ACRONGENOMICS INC
filed 2010-05-17
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-49833

ACRONGENOMICS INC.
(Exact name of registrant as specified in its charter)

Nevada	52-2219285
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [   ]   No [   ] (Not currently applicable to the registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

25,730,481 shares of common stock outstanding as of May 14, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

It is the opinion of management that the interim financial statements for the three months ended March 31, 2010 include all adjustments that are necessary in order to make the interim financial statements not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2010 and December 31, 2009
(Stated in US Dollars)
(Unaudited)

ASSETS	March 31,	December 31,
	2010	2009

Current
Cash	$1,680	$4,303
Prepaid expenses and deposit	15,000	15,000
	16,680	19,303

Deposit –	14,142	14,142
Investment in Molecular Vision Ltd. – Note 3	827,401	827,401

	$858,223	$860,846

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7	$819,874	$721,149
Convertible promissory notes payable – Note 5	678,268	658,522
Derivative liability – Note 5	85,163	-
Loans payable – Note 6	24,049	1,000

	1,607,354	1,380,671

CAPITAL DEFICIT

Common stock – Note 8
Par value $0.001
100,000,000 shares authorized
25,580,481 shares issued (2009: 25,580,481)	25,580	25,580
Share subscriptions – Note 8	20,000	-
Additional paid-in capital	27,025,664	27,024,990
Deficit accumulated during the development stage	(27,820,375)	(27,570,395)

	(749,131)	(519,825)

	$858,223	$860,846

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the Three months ended March 31, 2010 and 2009 and
for the period August 17, 1999 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited)

			August 17, 1999
			( Date of
			Inception ) to
	For the three months ended		March 31,
	March 31		2010
	2010	2009	cumulative
Expenses
Accounting and audit fees – Note 7	$48,965	$34,779	$776,047
Amortization of patents	-	-	741,430
Appraisals	-	-	14,500
Bank charges	302	453	19,017
Consulting fees – Note 7	65,174	111,743	2,973,679
Legal fees - Note 7	-	10,566	428,570
Management fees – Note 7	-	11,647	3,326,506
Office and miscellaneous	665	1,473	140,477
Public relations and donation	-	7,600	587,096
Rent - Note 7	15,288	15,279	184,718
Research and development – Note 7	-	-	9,202,266
Transfer agent and filing fees	-	1,892	39,743
Travel	-	1,872	456,587
Write-down of patents	-	-	8,004,447

Operating loss	(130,394)	(197,304)	(26,895,083)
Interest income	-	8	23,150
Interest and accretion on notes payable – Notes 5 and 7	(14,688)	(5,789)	(642,317)
Write-down of investment in Molecular Vision – Note 3	-	-	(239,330)
Change in fair value of derivative liability	(85,163)	(8,040)	84,289
Foreign exchange loss	(19,735)	(157)	(109,086)

Loss from continuing operations	(249,980)	(211,282)	(27,778,377)
Loss from discontinued operations	-	-	(41,998)

Net loss for the period	$(249,980)	$(211,282)	$(27,820,375)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	25,580,481	24,320,467

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the Three months ended March 31, 2010 and 2009 and
for the period August 17, 1999 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	For the Three months Ended		Inception) to
	March 31,		March 31,
	2010	2009	2010
Cash Flows used in Operating Activities
Net loss for the period	$(249,980)	$(211,282)	$(27,820,375)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	-	-	741,430
Financing fee on convertible promissory note	-	-	7,500
Write-down of investment in Molecular Vision	-		239,330
Change in fair value of derivative liability	85,163	8,040	(84,289)
Accretion of debt discount	-	-	538,262
Unrealized foreign exchange loss	19,746	-	117,887
Shares issued for consulting and management fees	-	-	1,312,500
Loan origination fee	-	-	16,245
Stock-based compensation	674	27,015	1,904,389
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	-	12,153	(15,000)
Accounts payable and accrued liabilities	98,725	(50,065)	2,653,489

Net cash used in operating activities	(45,672)	(214,139)	(12,384,185)

Cash Flows used in Investing Activity
Investment in Molecular Vision	-	-	(1,373,140)
Refund on termination of development agreement with
Molecular Vision	-	-	149,794
Deposit	-	-	(14,142)
Patents	-	-	(121,877)

Net cash used in investing activities	-	-	(1,359,365)

Cash Flows provided by Financing Activities
Common stock issued for cash		225,000	12,784,438
Stock purchase warrants	-	-	370,307
Common stock subscriptions	20,000	-	29,800
Issuance of convertible notes	-	-	836,636
Repayment of convertible note	-	-	(300,000)
Increase in loan payable	23,049	-	24,049

Net cash provided by financing activities	43,049	225,000	13,745,230

Increase (decrease) in cash during the period	(2,623)	10,861	1,680

Cash, beginning of period	4,303	22,044	-

Cash, end of period	$1,680	$32,905	$1,680

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2010
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

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2004		15,565,550	$15,565	$10,314,734	$426,329	$(1,920,267)	$8,836,361

Capital stock issued for cash	at $2.30	72,500	73	166,677	-	-	166,750
	at $2.40	108,168	108	259,495	-	-	259,603
	at $3.50	551,443	551	1,929,499	-	-	1,930,050
	at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for commission	at $4.00	81,337	82	325,266	-	-	325,348
Less: commission		-	-	(325,348)	-	-	(325,348)
commission		-	-	(24,900)	-	-	(24,900)
Capital stock issued for cash pursuant to exercise of warrants	at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	364,000
Capital stock issued for consulting services	at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing operations		-	-	-	-	(14,152,210)	(14,152,210)
Net loss from discontinued operations						(1,935)	(1,935)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares		(4,000,000)	(4,000)	4,000	-	-	-
Stock-based compensation		-	-	529,673	-	-	529,673
Capital stock issued for cash	at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)
Balance, December 31, 2006		14,131,457	14,131	18,315,544	40,000	(18,554,700)	(185,025)
Capital stock issued for cash:	at $0.50	220,000	220	109,780	(40,000)	-	70,000
	at $0.80	250,000	250	199,750	-	-	200,000
	at $1.10	2,230,924	2,231	2,451,785	(3,300)	-	2,450,716
Capital stock issued for commission		126,090	126	(126)	-	-	-
Less: commission - cash		-	-	(64,021)	-	-	(64,021)
Stock as bonus	at $0.86	750,000	750	644,250	-	-	645,000
Stock issued to settle accounts payable	at $1.00	158,000	158	157,842	-	-	158,000
Stock-based compensation		-	-	533,252	-	-	533,252
Net loss for the year		-	-	-	-	(5,056,117)	(5,056,117)
Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)
Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
	- at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting and management fees	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.53	150,000	150	79,350	-	-	79,500
	- at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less: commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts payable:	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes		-	-	482,124	-	-	482,124
Stock-based compensation		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance, December 31, 2008		23,906,731	23,906	26,507,207	26,500	(26,632,822)	(75,209)
Capital stock issued for cash	- at $0.40	1,673,750	1,674	667,826	(26,500)	-	643,000
Less: commission		-	-	(58,600)	-	-	(58,600)
Reclassification of derivative liability				(113,314)			(113,314)
Stock-based compensation		-	-	21,871	-	-	21,871
Net loss for the year		-	-	-	-	(937,573)	(937,573)
Balance, December 31,2009		25,580,481	25,580	27,024,990	-	(27,570,395)	(519,825)
Share subscriptions		-	-	-	20,000	-	20,000
Stock-based compensation		-	-	674	-	-	674
Net loss for the period		-	-	-	-	(249,980)	(249,980)
Balance, March 31, 2010		25,580,481	$25,580	$27,025,664	$20,000	$(27,820,375)	$(749,131)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010 and 2009
( Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company’s business is research and development in the field of life science including BioLED technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2010, the Company had not yet achieved profitable operations, had an accumulated deficit of $27,820,375 (2009 - $27,570,395) since its inception and incurred a net loss of $249,980 (2009 - $211,282) for the three months then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated in the State of Nevada, USA on August 17, 1999 as Cellway Ventures Inc. Effective February 25, 2004, the Company changed its name to Acrongenomics, Inc.

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2009. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 2

Note 2	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.” This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value. It requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll-forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of ASU 2010-06 had no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09. This ASU amended the Subsequent Events Topic of the FASB Accounting Standards Codification (ASC Topic 855). The amendments in the ASU remove the requirement for a public filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States of America. All of the amendments were effective upon issuance on January 1, 2010. The adoption of this ASU was not significant to the financial statements of the Company.

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number of Molecular
	shares owned	Amount

Balance - December 31, 2008	33,734	$791,230
Acquisition of Molecular shares for GBP £166,042	19,426	275,501
Less: Write-down	-	(239,330)

Balance as at March 31, 2010 and December 31, 2009	53,160	$827,401

The 53,160 shares owned in Molecular above represent 17.2% of the total issued shares of Molecular as at March 31, 2010 and December 31, 2009.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 3

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

As at March 31, 2010, the Company has determined that it does not hold any Level 1 assets and its shareholdings in Molecular Vision, which are measured on a non-recurring basis, represent Level 2 assets.

The fair value changes of the Company’s Level 2 assets are summarized as follows:

	Beginning Value			Ending Fair
	of	Shares	Impairment	Value of Level 2
	Level 2 Assets	Acquired	Charge	Assets
For the three months ended March 31, 2010	$827,401	$-	$-	$827,401

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 4

Note 4	Fair Value Measurements – (cont’d)

During the year ended December 31, 2009, in accordance with ASC 815-40-15, the Company determined that the conversion features associated with its convertible promissory notes required bifurcation as derivative liabilities – (Note 5). The resulting derivatives are required to be measured at their fair value each reporting period and they constitute Level 3 liabilities given that they have no active market and are measured based on information that is unobservable. A summary of the Company’s Level 3 for the three months ended March 31, 2010 and 2009 is as follows:

		Derivative Liabilities
	Beginning Value	bifurcated from	Change in fair	Ending Fair
	of	convertible	value of derivative	Value of Level 3
	Level 3 Liabilities	promissory notes	liabilities	Liabilities
For the three months ended March 31, 2010	$-	$-	$85,163	$85,163

For the 12 months ended December 31, 2009	$-	$169,452	$(169,452)	$-

The Company determined for the fair value of the component of derivative liability represented by the warrants issuable on conversion of the promissory notes by using the Black Scholes model with the following assumptions:

Expected life	2 years
Expected Volatility	206.53%
Risk free interest rate	1.02% - 1.63%
Dividend Yield	0%

Note 5	Convertible Promissory Notes Payable

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 5

Note 5	Convertible Promissory Notes Payable – (cont’d)

$394,136 Convertible Promissory Note – (cont’d)

Effective March 1, 2009, the Company and the lender agreed to modify the terms of the note by increasing the interest rate to 10% per annum and by changing the terms of repayment such that the Company is to repay the note in Canadian dollars at a foreign exchange rate of not less than $1US = $1.27 Canadian. As a result of the Company having to repay the note in a currency other than its functional currency, in accordance with ASC 830-35-1 “Transaction Gains and Losses”, changes in the exchange rate between the US and Canadian dollar will affect the expected amount of the payment upon the settlement of the note requiring the Company to record the change in rate as a transaction gain or loss in the Statement of Operations. For the three months ended March 31, 2010, the Company recorded a foreign exchange loss of $14,302 (2009: $Nil) on the note resulting in a balance payable as at March 31, 2010 of $491,292.

Additionally, the conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. In accordance with ASC 815, the Company is required to re-measure the fair value of the derivative at each reporting period with the change in fair value recorded as a gain or loss in the Statement of Operations. At March 31, 2010, the Company re-measured the fair value of the derivative liability and determined it had a fair value of $61,688.

During the period ended March 31, 2010, the Company accrued interest of $10,761 (2009: $5,789) on this note.

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

For the three months ended March 31, 2010, the Company recorded a foreign exchange loss of $5,444 on the note resulting in a balance payable as at March 31, 2010 of $186,976.

Additionally, the conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. In accordance with ASC 815, the Company is required to re-measure the fair value of the derivative at each reporting period with the change in fair value recorded as a gain or loss in the Statement of Operations. At March 31, 2010, the Company re-measured the fair value of the derivative liability and determined it had a fair value of $23,475.

During the period ended March 31, 2010, the Company accrued interest of $3,927 (2009: $Nil) on this note.

The notes are collaterized by an interest in all property of the Company.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 6

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

			August 17, 1999
	For the three-month periods ended		(Date of Inception) to
	March 31,		March 31,
	2010	2009	2010

Accounting fees	$18,965	$24,779	$375,323
Consulting fees	34,500	54,500	759,401
Legal fees	-	-	60,656
Management fees	-	-	2,747,128
Rent	-	-	36,000
Research and development	-	-	5,604,189
Interest and accretion and fees on convertible Promissory notes - Note 5	14,688	5,789	445,327
	$68,153	$85,068	$10,028,024

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at March 31, 2010 includes $246,502 (December 31, 2009: $195,037) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 7

Note 8	Common Stock – (cont’d)

On May 15, 2009, the Company issued 525,000 units pursuant to a private placement at $0.40 per share for total proceeds of $210,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $16,000 on this placement.

On July 22, 2009, the Company issued 105,000 units @ $0.40 per unit for total proceeds of $42,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $4,200 on this placement.

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

Commitments

a)        Share Purchase Warrants

A summary of changes in the Company’s share purchase warrants for the three months ended March 31, 2010 and December 31, 2009 outstanding is presented below:

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	3,124,000	$0.75	3,257,870	$1.20
Issued	-	-	1,673,750	$0.75
Expired	-	-	(1,807,620)	$1.57

Outstanding, end of period	3,124,000	$0.75	3,124,000	$0.75

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 8

Note 8	Common Stock – (cont’d)

Commitments – (cont’d)

a)	Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at March 31, 2010:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

290,000	$0.75	July 31,2010
317,750	$0.75	August 31, 2010
120,000	$0.75	September 30,2010
375,000	$0.75	October 31, 2010
347,500	$0.75	December 31, 2010
20,000	$0.75	January 31,2011
671,250	$0.75	February 28, 2011
525,000	$0.75	May 31, 2011
165,000	$0.75	September 30, 2011
187,500	$0.75	October 31, 2011
105,000	$0.75	February 28, 2012

3,124,000

b)	Stock-Based Compensation Plan

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

A summary of changes in the Company’s stock options for the three months ended March 31, 2010 and the year ended December 31, 2009 is presented below:

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	2,100,000	$0.76	3,500,000	$0.70
Granted	-	-	700,000	$0.57
Cancelled	-	-	(2,100,000)	$0.50

Outstanding, end of period	2,100,000	$0.76	2,100,000	$0.76

Exercisable, end of period	2,050,000	$0.75	2,050,000	$0.75

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 9

Note 8	Common Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

At December 31, 2009, the following stock options were outstanding:

Number of shares
					Aggregate
Total		Number	Exercise	Expiry	Intrinsic
Number		Vested	Price	Date	Value

600,000	(1)	600,000	$1.00	March 22, 2012	$-
100,000	(2)	100,000	$2.50	May 3, 2016	$-
600,000	(3)	600,000	$0.50	February 12, 2017	$-
500,000	(4)	500,000	$0.60	March 31, 2018	$-
100,000	(5)	100,000	$0.50	April 1, 2018	$-
200,000	(6)	150,000	$0.50	April 1, 2018	$-
2,100,000		2,050,000

(1)	As at March 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(2)	As at March 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(3)	As at March 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period ended March 31, 2010 (2009: $11,647).

(4)	As at March 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(5)	As at March 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(6)

As at March 31, 2010, 150,000 of these options were fully vested. The remaining 50,000 options vested on April 1, 2010. During the three months ended March 31, 2010, the Company recognized stock-based compensation of $674 (2009: $15,368) included in consulting fees in the financial statements.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 10

Note 8	Common Stock – (cont’d)

Commitments – (cont’d)

b)	Stock-Based Compensation Plan – (cont’d)

A summary of changes in the Company’s unvested stock options for the three month period ended March 31, 2010 and the year ended December 31, 2009 is presented below:

	March 31, 2010			December 31, 2009
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Grant Date	Number of	Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value

Outstanding, beginning of period	50,000	$0.50	$0.43	300,000	$0.50	$0.43
Granted	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Vested	-	-	-	(250,000)	$0.50	$0.43

Outstanding, end of period	50,000	$0.50	$0.43	50,000	$0.50	$0.43

Stock-based compensation amounts, including those related to shares issued for non-cash consideration during the period, are classified in the Company’s Statement of Operations as follows:

	2010	2009

Consulting fees	$674	$15,368

Management fees	-	11,647

	$674	$27,015

d)	Share Subscriptions

During the three months ended March 31, 2010, the Company received $20,000 in respect of the issuance of 25,000 common shares at $0.40 per share for proceeds of $10,000 and 50,000 common shares at $0.20 per share for proceeds of $10,000. Subsequent to March 31, 2010, the Company issued 25,000 common shares in respect of the subscription agreement at $0.40 per share while the 50,000 common shares pursuant to the subscription agreement at $0.20 remains to be issued.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 11

Note 9	Subsequent Events

Subsequent to March 31, 2010:

a.

the Company issued a convertible promissory note for proceeds received in the amount of €25,000 (US$ 33,090). The note bears interest at 8% per annum and is convertible into units of the Company at $0.20 per unit. Each unit will consist of one share and one share purchase warrant exercisable at $0.50 for a period of 2 years.

b.	the Company received $8,000 of loan advances from two shareholders of the Company. These loans are non-interest bearing and payable one month from date of demand.

c.

the Company issued 125,000 units at a price of $0.20 per unit for total proceeds of $25,000. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the date of issuance. No commissions are payable in connection with this subscription.

Note 10	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation for the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Examples of forward-looking statements in this quartely report include statements regarding, by way of example and not in limitation:

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Acrongenomics” refer to Acrongenomics Inc., unless otherwise indicated. All references to $ means United States dollars.

Plan of Operation

Corporate Overview

Until August 19, 2008, we had been operating pursuant to a development agreement with Molecular Vision Limited (“Molecular Vision”), whereby we funded the development of the point-of-care device of Molecular Vision in return for a license to commercialize and sell the device. On August 19, 2008, we changed our relationship with Molecular Vision by entering into an interim agreement, and a subsequent agreement on November 13, 2008, whereby, we terminated our previous development agreement in exchange for a royalty on product sales or license fees received by Molecular Vision for products or licenses based on Molecular Vision’s suite of patents, and we received 17,168 additional common shares of Molecular Vision.

On January 31, 2009, we entered into a share exchange agreement with Vardisto Investments Limited (“Vardiso”), whereby we agreed to acquire 600 shares of common stock of Vardisto, representing 60% of their total outstanding share capital in exchange for the issuance of 9,000,000 shares of our common stock. The share exchange agreement is conditional upon certain events occurring and there is no assurance that the share exchange agreement will close. As at May 12, 2010, we have not issued the 9,000,000 share in connection with the acquisition of Vardisto and the transaction has not closed.

Over the next 12 months, we will work on closing the share exchange agreement with Vardisto. Further, we intend to work with Molecular Vision to develop and commercialize the BioLED Technology.

Cash Requirements

We have not generated any revenues and our operating activities have resulted in a loss of $165,925 for the three months period ended March 31, 2010 and a loss of $211,282 for the three month period ended March 31, 2009. This negative cash flow is attributable to our operating expenses, including but not limited to, general and administration and the payment of our audit fees and legal fees. We anticipate that our expenses will increase as we intend to focus on the development of our new project with Vardisto. We estimate our expenses in the next 12 months will be approximately $1,800,000, generally falling in four major categories: research and development, general and administrative expenses, investor relations and professional fees.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research & Development	$500,000
General & Administrative	$600,000
Investor Relations	$400,000
Professional fees	$300,000
$1,800,000

Research & Development expenses are expected to include our contributions to the research and development of the potential cholesterol-lowering agent that is currently in development by the subsidiary of Vardisto. If we do not acquire Vardisto, then we intend to seek out and acquire another, as yet unknown, technology and to spend approximately this amount on our research and development.

General & Administrative will include office rent, utilities, communication, office equipment and supplies, banking fees, insurance, corporate materials, accounting and temporary office assistance.

Investor Relations will include the costs of paying for investor relations representatives, press releases, advertising, and travel expenses related to promoting our company.

Professional fees will include all payments to our outsourced attorney and independent auditor.

As of March 31, 2010, we had approximately $1,680 in cash. We do not have enough funds to pay for our estimated operating expenses for the next 12 months and require additional financing to continue our business. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company. The weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations.

We believe that decreases in value of the common shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. Because of the credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in our best interests. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

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

Results of Operations

Our operating results for the three month period ended March 31, 2010 and March 31, 2009 are summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue	$-	$-
Expenses	130,394	197,304
Other Expenses (Income)	119,586	13,978
Net Income (Loss)	$(249,980)	$(211,282)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production or receive royalties from our investment with Molecular Vision.

Expenses

Our expenses for the three month period ended March 31, 2010 and 2009 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Accounting and audit fees	$48,965	$34,779
Bank charges	302	453
Consulting fees	65,174	111,743
Legal fees	-	10,566
Management fees	-	11,647
Office and miscellaneous	665	1,473
Public relations and donation	-	7,600
Rent	15,288	15,279
Research and development	-	-
Transfer agent and filing fees	-	1,892
Travel	-	1,872
Total expenses	$130,394	$197,304

Total expenses for the three months ended March 31, 2010 decreased by $66,910 compared to the same period in 2009 largely due to decreases in legal fees of $10,566, management fees of $11,647, public relation of $7,600, consulting fees of $46,569, transfer agents and travel fees of $3,764, office (including rent and bank charges) of $950 and an increase in accounting and audit fees of $14,186.

Accounting and Audit Fees

Our accounting and audit fees increased by $14,186 in the three months ended March 31, 2010 compared to the same period last year due to an increase in audit fees largely as a result of complexity around the convertible notes that were restructured during the 2009 fiscal year.

Bank Charges

Our bank charges decreased by $151 in the three months ended March 31, 2010 compared to the same period last year due to reduction in our bank activity.

Consulting Fees

The consulting fees we paid decreased by $46,569 in the three months ended March 31, 2010 compared to the same period last year due to termination of consulting agreements in 2009.

Legal Fees

Our legal fees decreased by $10,566 in the three months ended March 31, 2010 compared to the same period last year due to reduction in business activity.

Management Fees

Our management fees decreased by $11,647 in the three months ended March 31, 2010 compared to the same period last year due to the company not issuing any shares for services to directors during 2010, which was the case in 2009.

Office and Miscellaneous

Our office and miscellaneous fees decreased by $808 in the three months ended March 31, 2010 compared to the same period last year due to office expenses being included in our rent agreement.

Public Relations

Our public relations fees decreased by $7,600 in the three months ended March 31, 2010 compared to the same period last year due to not having an investor relations person in 2010, which we had in 2009.

Transfer Agent

Our transfer agent fees decreased by $1,892 in the three months ended March 31, 2010 compared to the same period last year due to reduction in activity.

Travel

Our travel expenses decreased by $1,872 in the three months ended March 31, 2010 compared to the same period last year due to reduction in travel.

Other Income (Expenses)

Other expenses for the three months ended March 31, 2010 totaled $119,586 compared to $13,978 for the three months ended March 31, 2009. The increase arises primarily as a result of an increase of $77,123 in respect of the change in the fair value of the derivative liability associated with our convertible promissory notes, an increase of $19,578 in respect of the foreign exchange loss that occurred upon the translation of the convertible promissory notes to their US$ equivalent of the fixed Canadian dollar repayment due on maturity and an increase of $8,899 in respect of interest and accretion associated with our convertible promissory notes.

Liquidity and Capital Resources

Working Capital

Our working capital as at March 31, 2010 and December 31, 2009 is summarized as follows:

	At March 31, 2010	At December 31, 2009
Current Assets	$16,680	$19,303
Current Liabilities	1,607,354	1,380,671
Working Capital (deficit)	$(1,590,674)	$(1,361,368)

The increase in our working capital deficit was primarily due to an increase in our liabilities. As at March 31, 2010, we had $1,607,354 in liabilities, compared to $1,380,671 in liabilities as at December 31, 2009.

On March 11, 2010, we received $10,000 in respect of a private placement of 50,000 units at a price of $0.20 per unit. Each unit consists of one share of our common stock and one share purchase warrant exercisable at $0.50 per share for a period of 2 years expiring May 15, 2012. These shares have yet to be issued.

On April 15, 2010, we received $10,000 in respect of a private placement of 25,000 units at a price of $0.40 per unit.. Each unit consists of one share of our common stock and one share purchase warrant exercisable at $0.75 for a period of 2 years from date of issuance. These shares were issued on April 15, 2010.

We issued a convertible promissory note dated April 1, 2010 with a maturity date of October 1, 2010 for proceeds received in the amount of €25,000 (US$33,090). The note bears interest at 8% per annum and is convertible into units of our company at $0.20 per unit. Each unit will consist of one share and one share purchase warrant exercisable at US$0.50 for a period of 2 years.

On April 8, 2010, we received $5,000 loan advance from one of our stockholders. On April 14, 2010, we received $3,000 loan advance from one of our stockholders. These loans are non-interest bearing and payable one month from date of demand.

On May 12, 2010, we issued 125,000 units at a price of $0.20 per unit for gross proceeds of $25,000 to one investor. Each unit consists of one share of our common stock and one share purchase warrant exercisable into one additional share of our company for $0.50 for a period of 2 years from the date of issuance.

Cash Flows

Our cash flow for the three month period ended March 31, 2010 and March 31, 2009 is summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows used in operating activities	$(45,672)	$(214,139)
Cash flows from investing activities	-	-
Cash flows from financing activities	43,049	225,000
Increase (decrease) in cash during the period	$(2,623)	$10,861

Cash Used in Operating Activities

Our cash used in operating activities decreased by $168,467 in the three months ended March 31, 2010 compared to the same period last year due to a decrease in cash used for general and administrative expenses and an increase in our accounts payable and accrued liabilities.

Cash From Investing Activities

There were no changes in our cash from investing activities in the three months ended March 31, 2010 compared to the same period last year.

Cash From Financing Activities

Our cash from financing activities decreased by $181,951 in the three months ended March 31, 2010 compared to the same period last year due to a decrease in common stock issued during the period.

Going Concern

We have historically incurred losses and have incurred a loss of $249,980 for the three month period ended March 31, 2010. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Future Financing

We will require additional financing to fund our planned operations, including researching and developing our patents, the related compounds and any further intellectual property that we may acquire and entering some of our current compounds into clinical trials. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage biotechnology research and development company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities or perhaps even cease the operation of our business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through equity and debt financing. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

Based on that evaluation, our management, with the participation of our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed below.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies at some time in the future. This will depend on our financial position and the management’s determination of which changes should be made and when. We intend to consider the results of our remediation efforts and related testing as part of our year-end assessment of the effectiveness of our internal control over financial reporting.

We continue to have material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K filed on April 15, 2010. We have not implemented remediation measures for the material weaknesses described in our annual report due to lack of funds. These material weaknesses are in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

More specifically, management has identified the following weaknesses:

  Our company does not have a code of conduct or ethics;

  Our company does not have Human Resources policies and Procedures and Function Activities are not clearly defined;

  Our company does not have a specific Mission Statement or Key Performance indicators;

  Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's March 31, 2010 financial statements.

We intend to implement remediation measures for these material weaknesses. Such remediation activities include the following:

(1)	We intend to appoint independent members to our audit committee in the 2010 fiscal year;

(2)	We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes as well as codify a code of conduct and ethics;

(3)	We intend to update our business plan to include a Mission Statement and document our key performance indicators; and

(4)	We intend to engage the services of an independent consultant with sufficient expertise in complex US GAAP matters to assist us in the preparation of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

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

Since our inception, we have accumulated a deficit of $27,820,375 as at March 31, 2010 and incurred a net loss of $249,980 during the three month period ended March 31, 2010. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2009, which are included in our annual report on Form 10-K filed with the SEC on April 15, 2010. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

  the closing of the share exchange agreement with Vardisto;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Please see Item 5. Other Information of Part II of this quarterly report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

On March 11, 2010, we sold 50,000 units at a price of $0.20 per unit for gross proceeds of $10,000 to one investor. Each unit consists of one share of our common stock and one share purchase warrant exercisable at $0.50 per share for a period of 2 years expiring on May 15, 2012. We sold these units to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S. We have not issued these shares yet.

On April 15, 2010, we issued 25,000 units at a price of $0.40 per unit for gross proceeds of $10,000 to two investors. Each unit consists of one share of our common stock and one share purchase warrant exercisable at $0.75 for a period of 2 years from date of issuance. We issued these units to two U.S. persons relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act of 1934.

We issued a convertible promissory note dated April 1, 2010 with a maturity date of October 1, 2010 for proceeds received in the amount of €25,000 (US$33,090). The note bears interest at 8% per annum and is convertible into units of our company at $0.20 per unit. Each unit will consist of one share and one share purchase warrant exercisable at US$0.50 for a period of 2 years. We issued this convertible promissory note to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On April 8, 2010, we received $5,000 loan advance from one of our stockholders. On April 14, 2010, we received $3,000 loan advance from one of our stockholders. These loans are non-interest bearing and payable one month from date of demand.

On May 12, 2010, we issued 125,000 units at a price of $0.20 per unit for gross proceeds of $25,000 to one investor. Each unit consists of one share of our common stock and one share purchase warrant exercisable into one additional share of our company for $0.50 for a period of 2 years from the date of issuance. We issued these units to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

ITEM 6. EXHIBITS.

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

10.2	Development Agreement between our company and Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 20, 2007)
10.3	Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (incorporated by reference to an exhibit to our current report on Form 8-K filed on September 28, 2007)

Exhibit No.	Document Name
10.4	Letter Agreement dated February 1, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 19, 2008)
10.5	Royalty Agreement dated November 13, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 20, 2008)
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

10.11	Promissory note dated June 12, 2008 issued to Ron and Johanne Lizée by our company (incorporated by reference to our quarterly report on Form 10-Q filed on May 15, 2009)
10.12	Promissory note dated July 15, 2009 issued to Ron and Johanne Lizée by our company (incorporated by reference to our quarterly report on Form 10-Q filed on August 14, 2009)
10.13	Employment Agreement dated April 1, 2007 between our company and Platon Tzouvalis (incorporated by reference to an exhibit to our annual report on Form 10-K filed on April 15, 2010)
10.14	Employment Agreement dated April 1, 2007 between our company and Manos Topoglidis (incorporated by reference to an exhibit to our annual report on Form 10-K filed on April 15, 2010)
10.15

Management and Operational Services Agreement dated October 1, 2008 between our company and Vardisto Investments Limited (incorporated by reference to an exhibit to our annual report on Form 10- K filed on April 15, 2010)

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
Date: May 17, 2010

By:

/s/ Ron Lizée
Ron Lizée
Chief Financial Officer & Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 17, 2010