Form 10-Q
period 2010-06-30
ACRONGENOMICS INC
filed 2010-08-23
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

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

26,965,481 shares of common stock outstanding as of August 20, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the six months ended June 30, 2010 include all adjustments that are necessary in order to make the interim financial statements not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2010

(Stated in US Dollars)

(unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2010 and December 31, 2009
(Stated in US Dollars)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current
Cash	$495	$4,303
Prepaid expenses and deposit	15,000	15,000
	15,495	19,303

Deposit	14,142	14,142
Investment in Molecular Vision Ltd. – Note 3	827,401	827,401

	$857,038	$860,846

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7	$925,783	$721,149
Convertible promissory notes payable – Note 5	651,462	658,522
Loans payable– Note 6	58,353	1,000

	1,635,598	1,380,671

CAPITAL DEFICIT

Common stock – Note 8
Par value $0.001
100,000,000 shares authorized 25,780,481 shares issued (2009: 25,580,481)	25,780	25,580
Additional paid-in capital	27,070,464	27,024,990
Deficit accumulated during the development stage	(27,874,804)	(27,570,395)

	(778,560)	(519,825)

	$857,038	$860,846

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the Three and Six months ended June 30, 2010 and 2009 and for the period August 17, 1999 (Date of Inception) to June 30, 2010
(Stated in US Dollars)
(Unaudited)

					August 17, 1999
					( Date of
					Inception ) to
	For the three months ended		For the six months ended		June 30,
	June 30,		June 30,		2010
	2010	2009	2010	2009	cumulative
Expenses
Accounting and audit fees – Note 7	$67,409	$59,403	$116,374	$94,182	$843,456
Amortization of patents	-	-	-	-	741,430
Appraisals	-	-	-	-	14,500
Bank charges	461	481	763	934	19,478
Consulting fees – Note 7	64,500	72,911	129,674	184,654	3,038,179
Legal fees - Note 7	2,803	31,872	2,803	42,438	431,373
Management fees – Note 7	-	-	-	11,647	3,326,506
Office and miscellaneous	486	738	1,151	2,211	140,963
Public relations and donation	-	-	-	7,600	587,096
Rent - Note 7	15,455	15,278	30,743	30,557	200,173
Research and development – Note 7	-	-	-	-	9,202,266
Transfer agent and filing fees	2,580	2,399	2,580	4,291	42,323
Travel	-	2,624	-	4,496	456,587
Write-down of patents	-	-	-	-	8,004,447

Operating loss	(153,694)	(185,706)	(284,088)	(383,010)	(27,048,777)

Interest income	-	1	-	9	23,150
Interest and accretion on notes payable – Notes 5 and 7	(15,058)	(9,934)	(29,746)	(15,723)	(657,375)
Write-down of investment in Molecular Vision – Note 3	-	-	-	-	(239,330)
Change in fair value of derivative liability	85,163	(34,211)	-	(42,251)	169,452
Foreign exchange gain (loss)	29,160	(2,487)	9,425	(2,644)	(79,926)

Loss from continuing operations	(54,429)	(232,337)	(304,409)	(443,619)	(27,832,806)
Loss from discontinued operations	-	-	-	-	(41,998)

Net loss for the period	$(54,429)	$(232,337)	$(304,409)	$(443,619)	$(27,874,804)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding	25,690,203	24,863,366	25,635,343	24,728,324

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2010 and 2009 and
for the period August 17, 1999 (Date of Inception) to June 30, 2010
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999(Date of
	For the Six months Ended		Inception) to
	June 30,		June 30,
	2010	2009	2010
Cash Flows used in Operating Activities
Net loss for the period	$(304,409)	$(443,619)	$(27,874,804)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	-	-	741,430
Financing fee on convertible promissory note	-	-	7,500
Write-down of investment in Molecular Vision	-		239,330
Change in fair value of derivative liability	-	42,251	(169,452)
Accretion of debt discount	-	-	538,262
Unrealized foreign exchange (gain) loss	(9,425)	-	88,716
Shares issued for consulting and management fees	-	-	1,312,500
Loan origination fee – Note 5	-	-	16,245
Stock-based compensation	674	28,086	1,904,389
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	-	2,432	(15,000)
Accounts payable and accrued liabilities	204,634	(28,229)	2,759,398

Net cash used in operating activities	(108,526)	(399,079)	(12,447,039)

Cash Flows used in Investing Activity
Investment in Molecular Vision	-	-	(1,373,140)
Refund on termination of development agreement with
Molecular Vision	-	-	149,794
Deposit	-	(14,142)	(14,142)
Patents	-	-	(121,877)

Net cash used in investing activities	-	(14,142)	(1,359,365)

Cash Flows provided by Financing Activities
Common stock issued for cash	45,000	419,000	12,809,438
Stock purchase warrants	-	-	370,307
Common stock subscriptions	-	-	29,800
Issuance of convertible notes	-	-	836,636
Repayment of convertible note	-	-	(300,000)
Loans payable	59,718	-	60,718

Net cash provided by financing activities	104,718	419,000	13,806,899

Increase (decrease) in cash during the period	(3,808)	5,779	495

Cash, beginning of period	4,303	22,044	-

Cash, end of period	$495	$27,823	$495

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to June 30, 2010
(Stated in US Dollars )
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
for the period August 17, 1999 (Date of Inception) to June 30, 2010
(Stated in US Dollars )
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

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to June 30, 2010
(Stated in US Dollars )
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)
Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
	- at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting
and management fees	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.53	150,000	150	79,350	-	-	79,500
	- at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less: commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts
payable:	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes		-	-	482,124	-	-	482,124
Stock-based compensation		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance, December 31, 2008		23,906,731	23,906	26,507,207	26,500	(26,632,822)	(75,209)
Capital stock issued for cash	- at $0.40	1,673,750	1,674	667,826	(26,500)	-	643,000
Less: commission		-	-	(58,600)	-	-	(58,600)
Reclassification of derivative liability				(113,314)			(113,314)
Stock-based compensation		-	-	21,871	-	-	21,871
Net loss for the year		-	-	-	-	(937,573)	(937,573)
Balance, December 31,2009		25,580,481	25,580	27,024,990	-	(27,570,395)	(519,825)
Capital stock issued for cash:	- at $0.40	25,000	25	9,975	-	-	10,000
	- at $0.20	175,000	175	34,825	-	-	35,000
Stock-based compensation		-	-	674	-	-	674
Net loss for the period		-	-	-	-	(304,409)	(304,409)
Balance, June 30, 2010		25,780,481	$25,780	$27,070,464	$-	$(27,874,804)	$(778,560)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company’s business is research and development in the field of life science including BioLED technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2010, the Company had not yet achieved profitable operations, had an accumulated deficit of $27,874,804 (2009 - $27,570,395) since its inception and incurred a net loss of $304,409 for the six months then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Note 2	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements – (cont’d)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The Company is currently evaluating the impact of the pending adoption of this standards update on its consolidated financial statements. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll-forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of ASU 2010-06 had no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition— Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for the Company in fiscal 2011 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2010-17 on its consolidated financial statements.

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number of Molecular
	shares owned	Amount

Balance - December 31, 2008	33,734	$791,230
Acquisition of Molecular shares for GBP £166,042	19,426	275,501
Less: Write-down	-	(239,330)

Balance as at June 30, 2010 and
December 31, 2009	53,160	$827,401

The 53,160 shares owned in Molecular above represent 17.2% of the total issued shares of Molecular as at June 30, 2010 and December 31, 2009.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and 2009
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

As at June 30, 2010, the Company has determined that it does not hold any Level 1 assets and its shareholdings in Molecular Vision, which are measured on a non-recurring basis, represent Level 2 assets.

The fair value changes of the Company’s Level 2 assets are summarized as follows:

	Beginning Value			Ending Fair
	of	Shares	Impairment	Value of Level 2
	Level 2 Assets	Acquired	Charge	Assets

For the six months ended June 30, 2010	$827,401	$-	$-	$827,401

During the year ended December 31, 2009, in accordance with ASC 815-40-15, the Company determined that the conversion features associated with its convertible promissory notes required bifurcation as derivative liabilities – (Note 5). The resulting derivatives are required to be measured at their fair value each reporting period and they constitute Level 3 liabilities given that they have no active market and are measured based on information that is unobservable. A summary of the Company’s Level 3 for the six months ended June 30, 2010 and year ended December 31, 2009 is as follows:

Derivative Liabilities
	Beginning Value	bifurcated from	Change in fair	Ending Fair Value
	of	convertible	value of derivative	of Level 3
	Level 3 Liabilities	promissory notes	liabilities	Liabilities

For the six months ended June 30, 2010	$-	$-	$-	$-

For the 12 months ended December 31, 2009	$-	$169,452	$(169,452)	$-

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 4

Note 4	Fair Value Measurements – (cont’d)

The Company determined for the fair value of the component of derivative liability represented by the warrants issuable on conversion of the promissory notes by using the Black Scholes model with the following assumptions:

Expected life	2 years
Expected Volatility	211.19%
Risk free interest rate	1.02% - 1.63%
Dividend Yield	0%

Note 5	Convertible Promissory Notes Payable

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

Effective March 1, 2009, the Company and the lender agreed to modify the terms of the note by increasing the interest rate to 10% per annum and by changing the terms of repayment such that the Company is to repay the note in Canadian dollars at a foreign exchange rate of not less than $1US = $1.27 Canadian. As a result of the Company having to repay the note in a currency other than its functional currency, in accordance with ASC 830-35-1 “Transaction Gains and Losses”, changes in the exchange rate between the US and Canadian dollar will affect the expected amount of the payment upon the settlement of the note requiring the Company to record the change in rate as a transaction gain or loss in the Statement of Operations. For the six months ended June 30, 2010, the Company recorded a foreign exchange gain of $5,037 (2009: $Nil) on the note resulting in a balance payable as at June 30, 2010 of $471, 956.

Additionally, the conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. In accordance with ASC 815, the Company is required to re-measure the fair value of the derivative at each reporting period with the change in fair value recorded as a gain or loss in the Statement of Operations. At June 30, 2010, the Company re-measured the fair value of the derivative liability and determined it had a fair value of $nil.

During the six months ended June 30, 2010, the Company accrued interest of $21,792 (2009: $5,789) on this note.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and 2009
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

For the six months ended June 30, 2010, the Company recorded a foreign exchange gain of $2,026 on the note resulting in a balance payable as at June 30, 2010 of $179,506.

Additionally, the conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. In accordance with ASC 815, the Company is required to re-measure the fair value of the derivative at each reporting period with the change in fair value recorded as a gain or loss in the Statement of Operations. At June 30, 2010, the Company re-measured the fair value of the derivative liability and determined it had a fair value of $nil.

During the six months ended June 30, 2010, the Company accrued interest of $7,953 (12 months ended December 31, 2009: $5,785) on this note.

The notes are collaterized by an interest in all property of the Company.

Note 6	Loans Payable

On April 1, 2010, the Company was loaned €25,000 (US $33,090) by issuance of a promissory note, payable on demand, with interest accruing on the balance of the principle outstanding at 8 percent per annum compounding monthly and payable quarterly, maturing on October 1, 2010. For the six months ended June 30, 2010, the Company recorded a foreign exchange gain of $2,365 on the note resulting in a balance payable as at June 30, 2010 of $30,725.

As at June 30, 2010, the Company has received additional unsecured advances totalling $27,628. These advances are non-interest bearing and have no specific terms for repayment.

Note 7	Related Party Transactions

The Company incurred the following charges with directors and officers, companies with a common director and former director, an officer and director of a company of which a former officer and director is the spouse of the Company’s president; the research and development expenditures were paid to a company in which a former officer and director of the Company is the spouse of the Company’s former president.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 6

Note 7	Related Party Transactions – (cont’d)

					August 17, 1999
					(Date of Inception)
	For the Three Months Ended		For the Six Months Ended		to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Accounting fees	$17,769	$26,926	$36,734	$51,705	$393,092
Consulting fees	34,500	34,500	69,000	89,000	793,901
Legal fees	-	-	-	-	60,656
Management fees	-	-	-	-	2,747,128
Rent	-	-	-	-	36,000
Research and development	-	-	-	-	5,604,189
Interest and accretion and fees on convertible Promissory notes - Note 5	15,058	9,934	29,746	15,723	460,385
	$67,327	$71,360	$135,480	$156,428	$10,095,351

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at June 30, 2010 includes $298,771 (December 31, 2009: $195,037) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Loans payable at June 30, 2010 includes $18,628 (December 31, 2009: $nil) owing to a former officer and director and the spouse of a former officer and director of the company.

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

On July 22, 2009, the Company issued 105,000 units @ $0.40 per unit for total proceeds of $42,000 received on February 1, 2010. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $4,200 on this placement.

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
June 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 7

Note 8	Common Stock – (cont’d)

On September 30, 2009, the Company issued 137,500 units at $0.40 per unit for total proceeds of $55,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $5,500 on this placement.

On October 29, 2009, the Company issued 50,000 units at $0.40 per unit for total proceeds of $20,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $2,000 on this placement.

On April 15, 2010, the Company issued 25,000 units at $0.40 per unit for total proceeds of $10,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. No commission is payable on this placement.

On May 14, 2010, the Company issued 175,000 units at $0.20 per unit for total proceeds of $35,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years.

Commitments

Share Purchase Warrants

A summary of changes in the Company’s share purchase warrants for the six months ended June 30, 2010 and December 31, 2009 outstanding is presented below:

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	3,124,000	$0.75	3,257,870	$1.20
Issued	200,000	$0.53	1,673,750	$0.75
Expired	-	-	(1,807,620)	$1.57

Outstanding, end of period	3,324,000	$0.74	3,124,000	$0.75

The following table summarizes the warrants outstanding as at June 30, 2010:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

290,000	$0.75	July 31,2010(1)
317,750	$0.75	August 31, 2010
120,000	$0.75	September 30,2010
375,000	$0.75	October 31, 2010
347,500	$0.75	December 31, 2010
20,000	$0.75	January 31,2011
671,250	$0.75	February 28, 2011
525,000	$0.75	May 31, 2011
165,000	$0.75	September 30, 2011
187,500	$0.75	October 31, 2011
105,000	$0.75	February 28, 2012
25,000	$0.75	April 15, 2012
175,000	$0.50	June 15, 2012

3,324,000

(1) Subsequent to June 30, 2010, these warrants expired unexercised.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 8

Note 8	Commitments – (cont’d)

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

A summary of changes in the Company’s stock options for the six months ended June 30, 2010 and the year ended December 31, 2009 is presented below:

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	2,100,000	$0.76	3,500,000	$0.70
Granted	-	-	700,000	$0.57
Cancelled	-	-	(2,100,000)	$0.50

Outstanding, end of period	2,100,000	$0.76	2,100,000	$0.76

Exercisable, end of period	2,100,000	$0.76	2,050,000	$0.76

At June 30, 2010 the following stock options were outstanding:

Number of shares
					Aggregate
Total		Number	Exercise	Expiry	Intrinsic
Number		Vested	Price	Date	Value

600,000	(1)	600,000	$1.00	March 22, 2012	$-
100,000	(2)	100,000	$2.50	May 3, 2016	$-
600,000	(3)	600,000	$0.50	February 12, 2017	$-
500,000	(4)	500,000	$0.60	March 31, 2018	$-
100,000	(5)	100,000	$0.50	April 1, 2018	$-
200,000	(6)	200,000	$0.50	April 1, 2018	$-
2,100,000		2,100,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 9

Note 8	Common Stock – (cont’d)

Commitments – (cont’d)

Stock-Based Compensation Plan – (cont’d)

(1)	As at June 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(2)	As at June 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(3)	As at June 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period ended March 31, 2010 (2009: $11,647).

(4)	As at June 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(5)	As at June 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(6)

As at June 30, 2010, 200,000 of these options were fully vested. During the six months ended June 30, 2010, the Company recognized stock-based compensation of $674 (2009: $16,439) included in consulting fees in the financial statements.

A summary of changes in the Company’s unvested stock options for the six month period ended June 30, 2010 and the year ended December 31, 2009 is presented below:

	June 30, 2010			December 31, 2009
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Grant Date	Number of	Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value

Outstanding, beginning of period	50,000	$0.50	$0.43	300,000	$0.50	$0.43
Granted	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Vested	(50,000)	$0.50	$0.43	(250,000)	$0.50	$0.43

Outstanding, end of period	-	-	-	50,000	$0.50	$0.43

Stock-based compensation amounts, including those related to shares issued for non-cash consideration during the period, are classified in the Company’s Statement of Operations as follows:

	2010	2009
Consulting fees	$674	$16,439
Management fees	-	11,647
	$674	$28,086

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 10

Note 9	Subsequent Events

Subsequent to June 30, 2010, the Board of Directors approved the issuance of 985,000 shares and the grant of 1,200,000 options to directors and consultants of the company for services rendered. The options vest on a graded vesting schedule where by 25% of the options will vest 3 months after the grant date and every 3 months thereafter until fully vested. They have an exercise price of $0.50 per share and are exercisable for a period of 8 years from the date of issue.

Note 10	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation for the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Examples of forward-looking statements in this quarterly report include statements regarding, by way of example and not in limitation:

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

On January 31, 2009, we entered into a share exchange agreement with Vardisto Investments Limited (“Vardisto”), whereby we agreed to acquire 600 shares of common stock of Vardisto, representing 60% of their total outstanding share capital in exchange for the issuance of 9,000,000 shares of our common stock. The share exchange agreement is conditional upon certain events occurring and there is no assurance that the share exchange agreement will close. As at August 20, 2010, we have not issued the 9,000,000 share in connection with the acquisition of Vardisto and the transaction has not closed.

Over the next 12 months, we will work on closing the share exchange agreement with Vardisto. Further, we intend to work with Molecular Vision to develop and commercialize the BioLED Technology.

Cash Requirements

We have not generated any revenues and our operating activities have resulted in a loss of $153,694 for the three month period ended June 30, 2010 and a loss of $185,706 for the three month period ended June 30, 2009. This negative cash flow is attributable to our operating expenses, including but not limited to, general and administration and the payment of our consulting fees, audit fees and legal fees. We anticipate that our expenses will increase as we intend to focus on the development of our new project with Vardisto. We estimate our expenses in the next 12 months will be approximately $1,800,000, generally falling in four major categories: research and development, general and administrative expenses, investor relations and professional fees.

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

General & Administrative expenses will include consulting fees, office rent, utilities, communication, office equipment and supplies, banking fees, insurance, corporate materials, accounting and temporary office assistance.

Investor relations expenses will include the costs of paying for investor relations representatives, press releases, advertising, and travel expenses related to promoting our company.

Professional fees will include all payments to our outsourced attorney and independent auditor.

As of June 30, 2010, we had approximately $495 in cash. We do not have enough funds to pay for our estimated operating expenses for the next 12 months and require additional financing to continue our business. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company. The weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations.

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

Results of Operations

Our operating results for the three and six month period ended June 30, 2010 and June 30, 2009 are summarized as follows:

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-
Expenses	153,694	185,706	284,088	383,010
Net income (loss)	$(54,429)	(232,337)	(304,409)	(443,619)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production or receive royalties from our investment with Molecular Vision.

Expenses

Our expenses for the three and six month period ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Expenses
Accounting and audit fees	$67,409	$59,403	$116,374	$94,182
Amortization of patents	-	-	-	-
Appraisals	-	-	-	-
Bank charges	461	481	763	934
Consulting fees	64,500	72,911	129,674	184,654
Legal fees	2,803	31,872	2,803	42,438
Management fees	-	-	-	11,647
Office and miscellaneous	486	738	1,151	2,211
Public relations and donation	-	-	-	7,600
Rent	15,455	15,278	30,743	30,557
Research and development	-	-	-	-
Transfer agent and filing fees	2,580	2,399	2,580	4,291
Travel	-	2,624	-	4,496
Write-down of patents	-	-	-	-
Total Expenses	$153,694	$185,706	$284,088	$383,010

Three Months Ended June 30, 2010 and 2009

Expenses for the three months ended June 30, 2010 decreased by $32,012 over the same period in 2009.

Accounting and audit fees

Accounting and audit fees for the three months ended June 30, 2010 increased by $8,006 compared to the same period in 2009. This was primarily the result of an increase in our audit fees for the year ended December 31, 2009, which were invoiced during the three month ended June 30, 2010.

Consulting fees

The consulting fees for the three months ended June 30, 2009 decreased by $8,411 compared to the same period in 2009. This was primarily the result of reduction in termination of a temporary consultant.

Legal fees

Legal fees for the three months June 30, 2010 were reduced by $29,069compared to the same period in 2009. This was primarily due to agreements required in 2009 for the Vardisto Investments and for legal review of agreements with Molecular Vision, which were not required in 2010.

Travel expenses

Travel expenses for the three months ended June 30, 2010 decreased by $2,624 compared to the same period ended June 30, 2009. This was primarily the result of a reduction in travel during the three months ended June 30, 2010.

Six months ended June 30, 2010 and 2009

Expenses for the six months ended June 30, 2010 decreased by $98,922 over the same period in 2009.

Accounting and audit fees

Accounting and audit fees for the six months ended June 30, 2010 increased by $22,192 compared to the same period in 2009. This was due to increase in auditing fees invoiced during the six months after December 31, 2009.

Consulting fees

Consulting fees for the six months ended June 30, 2010 decreased by $54,980 compared to the same period in 2009. This was primarily the result of recording in 2009 signing bonuses as consulting fees and paying $20,000 to a temporary consultant.

Legal fees

Legal fees for the six months ended June 30, 2010 were reduced by $39,635 due to additional work for agreements required in 2009 on Vardisto Project and Molecular Vision, which was not required in 2010.

Management Fees

Management fees payable for the six months ended June 30, 2010 decreased by $11,647 compared to the same period in 2009. This is primarily due to our not incurring any management fees for the six months ended June 30, 2010.

Public Relations and Donations

Public relations fees payable for the six months ended June 30, 2010 decreased by $7,600 compared to the same period in 2009. This is primarily due to not paying any fees for public relations during the six months ended June 30, 2010.

Travel expense

Travel expense for the six months ended June 30, 2010 decreased by $4,496 compared to the same period in 2009. This is primarily due to reduction in travel operations.

Liquidity and Capital Resources

Working Capital

Our working capital as at June 30, 2010 and December 31, 2009 is summarized as follows:

	At June 30,	At December 31,
	2010	2009
Cash	$495	$4,303
Current Assets	15,000	15,000
Current Liabilities	(1,635,598)	(1,380,671)
Working Capital (Deficit)	$(1,620,103)	$(1,361,368)

The increase in our working capital deficit of $258,735 was primarily due to an increase in our accounts payable and accrued liabilities.

During February 2010, we sold 105,000 units to one offshore investor at $0.40 per unit for gross proceeds of $42,000. Each unit consists of one share of common stock and one warrant to purchase one share of our common share at a price of $0.75 for a period of two years from the date of issuance. We paid $4,200 commissions for the sale of these units.

During April 2010, we sold 25,000 units to one U.S. investor at $0.40 per unit for gross proceeds of $10,000. Each unit consists of one share of common stock and one warrant to purchase one share of our common share at a price of $0.75 for a period of two years from the date of issuance. We paid $1,000 as commissions for the sale of these units.

During May 2010, we sold 175,000 units to two offshore investors at $0.20 per unit for gross proceeds of $35,000. Each unit consists of one share of common stock and one warrant to purchase one share of our common share at a price of $0.75 for a period of two years from the date of issuance. No commissions were paid on the sale of these units.

We issued a convertible promissory note dated April 1, 2010 with a maturity date of October 1, 2010 for proceeds received in the amount of €25,000 (US$33,090). The note bears interest at 8% per annum and is convertible into units of our company at $0.20 per unit. Each unit will consist of one share and one share purchase warrant exercisable at US $0.50 for a period of 2 years.

On April 8, 2010 we received $5,000 loan advance from one of our stockholders. On April 14, 2010, we received $3,000 loan advance from one of our stockholders. These loans are non-interest bearing and payable one month from date of demand.

On March 5, 2010, we received unsecured advances of $7,320 from Platon Tzouvalis, our president and one of our directors, and on May 14, 2010, we repaid Mr. Tzouvalis in full. This advance was non-interest bearing and had no specific terms for repayment.

On March 11, 2010 and May 14, 2010, we received unsecured advances of $13,506.46 and $5,121.23, respectively, from Ron Lizée, our chief financial officer and one of our directors, and his spouse. These advances are non-interest bearing and have no specific terms for repayment.

Cash Flows

Our cash flow for the six month periods ended June 30, 2010 and 2009 is summarized as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Net cash used in operating activities	(108,526)	(399,079)
Net cash used in investing activities	-	(14,142)
Net cash provided by financing activities	104,718	419,000
Increase (decrease) in cash during the period	(3,808)	5,779

Cash Used In Operating Activities

During the six months ended June 30, 2010, we used net cash in operating activities in the amount of $108,526 primarily towards payments for our expense of office, consulting and professional fees, as well as increasing our accounts payables.

Cash Used In Investing Activities

During the six months ended June 30, 2010, we did not use any cash in investing activities.

Cash from Financing Activities

We received net cash of $104,718 from financing activities during the six months ended June 30, 2010. Net cash generated by financing activities is attributable to cash received from the sale of 200,000 shares of our common stock for a total of $45,000 and loan advances of $59,718.

Going Concern

We have historically incurred losses and have incurred a net loss of $54,429 for the three months ended June 30, 2010 and $304,409 for the six months ended June 30, 2010. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or stockholder loans.

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

Our auditors have included an explanatory paragraph in the audit report of the year-ended December 31, 2009 financial statements that we are in the development stage, we have not yet achieved profitable operations and we are dependent on our ability to raise capital from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

  Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's June 30, 2010 financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since our inception, we have accumulated a deficit of $27,982,184 as at June 30, 2010 and incurred a net loss of $411,789 during the six month period ended June 30, 2010. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2009, which are included in our annual report on Form 10-K filed with the SEC on April 15, 2010. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Other patents could exist or could be filed which would prohibit or limit Molecular Vision’s ability to develop the BioLED Technology. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert attention away from developing the BioLED Technology and marketing our potential products and be very expensive. An adverse outcome could take our ability to develop or commercialize a potential product and could prevent us from becoming profitable.

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

Our management evaluated our disclosure controls and procedures as of June 30, 2010 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was mainly due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company.

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

Risks Related to our Common Stock

The weakening of economic conditions around the world could have harmful effects on our company. If these harmful effects cause us to cease our development of medical technologies, then our stockholders will likely lose their entire investment in our company.

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

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Please see Item 5. Other Information of Part II of this quarterly report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On March 5, 2010, we received unsecured advances of $7,320 from Platon Tzouvalis, our president and one of our directors, and on May 14, 2010, we repaid Mr. Tzouvalis in full. This advance was non-interest bearing and had no specific terms for repayment.

On March 11, 2010 and May 14, 2010, we received unsecured advances of $13,506.46 and $5,121.23, respectively, from Ron Lizée, our chief financial officer and one of our directors, and his spouse. These advances are non-interest bearing and have no specific terms for repayment.

On August 9, 2010, we issued an aggregate of 985,000 shares of our common stock to nine consultants of our company for services rendered during 2009. Eight of these consultants were not U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) and they received these shares in transactions that occurred outside of the United States. In issuing these shares to these eight consultants, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933. The other consultant was a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares to this consultant, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided for in Section 4(2) of the Securities Act of 1933.

On June 1, 2010, we granted 1,200,000 options to a director of our company for the services rendered during 2009. The options vest on a graded vesting schedule where by 25% of the options will vest 3 months after the grant date and every 3 months thereafter until fully vested. They have an exercise price of $0.50 per share and are exercisable for a period of 8 years from the date of grant. In granting these options to the director, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided for in Section 4(2) of the Securities Act of 1933.

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
       Date: August 20, 2010

By:  /s/ Ron Lizée
       Ron Lizée
       Chief Financial Officer and Director
       (Principal Financial Officer and Principal
       Accounting Officer)
       Date: August 20, 2010