Form 10-Q
period 2010-09-30
ACRONGENOMICS INC
filed 2010-11-17
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

or

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
Yes [X]   No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [  ]   No[  ] (Not currently applicable to the registrant)

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
Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 27,167,481 shares of common stock outstanding as of November 12, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the nine months ended September 30, 2010 include all adjustments that are necessary in order to make the interim financial statements not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
September 30, 2010 and December 31, 2009
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current
Cash	$6,177	$4,303

Deposit	29,142	29,142
Investment in Molecular Vision Ltd. – Note 3	827,401	827,401

	$862,720	$860,846

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7	$1,037,452	$721,149
Convertible promissory notes payable – Note 5	671,110	658,522
Loans payable– Note 6	61,718	1,000

	1,770,280	1,380,671

CAPITAL DEFICIT

Common stock – Note 8
Par value $0.001 100,000,000 shares authorized 27,167,481 shares issued (2009: 25,580,481)	27,167	25,580
Additional paid-in capital	27,265,239	27,024,990
Deficit accumulated during the development stage	(28,199,966)	(27,570,395)

	(907,560)	(519,825)

	$862,720	$860,846

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the Three and Nine months ended September 30, 2010 and 2009 and for the period August 17, 1999 (Date of Inception) to September 30, 2010
(Stated in US Dollars)
(Unaudited)

					August 17, 1999
					( Date of
					Inception ) to
	For the three months ended		For the nine months ended		September 30,
	September 30,		September 30,		2010
	2010	2009	2010	2009	cumulative
Expenses
Accounting and audit fees – Note 7	$25,444	$22,323	$141,818	$116,505	$868,900
Amortization of patents	-	-	-	-	741,430
Appraisals	-	-	-	-	14,500
Bank charges	321	710	1,084	1,644	19,799
Consulting fees – Note 7 and 8	128,962	61,324	258,636	245,978	3,167,141
Legal fees - Note 7	14,333	6,697	17,136	49,135	445,706
Management fees – Note 7	-	-	-	11,647	3,326,506
Office and miscellaneous	1,128	182	2,279	2,393	142,091
Investor relations – Note 8	98,500	-	98,500	-	98,500
Public relations and donation	-	-	-	7,600	587,096
Rent - Note 7	16,164	15,280	46,907	45,837	216,337
Research and development – Note 7	-	-	-	-	9,202,266
Transfer agent and filing fees	2,090	1,938	4,670	6,229	44,413
Travel	-	-	-	4,496	456,587
Write-down of patents	-	-	-	-	8,004,447

Operating loss	(286,942)	(108,454)	(571,030)	(491,464)	(27,335,719)

Interest income	-	1	-	10	23,150
Intere st and accretion on notes payable – Notes 5 and 7	(15,437)	(19,781)	(45,183)	(35,504)	(672,812)
Write-down of investment in Molecular Vision – Note 3	-	-	-	-	(239,330)
Change in fair value of derivative liability	-	(65,264)	-	(107,515)	169,452
Foreign exchange gain (loss)	(22,783)	-	(13,358)	(2,644)	(102,709)

Loss from continuing operations	(325,162)	(193,498)	(629,571)	(637,117)	(28,157,968)
Loss from discontinued operations	-	-	-	-	(41,998)

Net loss for the period	$(325,162)	$(193,498)	$(629,571)	$(637,117)	$(28,199,966)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	26,569,536	25,073,257	25,979,301	24,837,551

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2010 and 2009 and
for the period August 17, 1999 (Date of Inception) to September 30, 2010
(Stated in US Dollars)
(Unaudited)

			August 17,
			1999 (Date of
	For the Nine months Ended		Inception) to
	September 30,		September 30,
	2010	2009	2010
Cash Flows used in Operating Activities
Net loss for the period	$(629,571)	$(637,117)	$(28,199,966)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	-	-	741,430
Financing fee on convertible promissory note	-	-	7,500
Write-down of investment in Molecular Vision	-		239,330
Change in fair value of derivative liability	-	107,515	(169,452)
Accretion of debt discount	-	-	538,262
Unrealized foreign exchange (gain) loss	13,358	-	111,499
Shares issued for consulting and management fees	98,500	-	1,411,000
Loan origination fee – Note 5	-	-	16,245
Stock-based compensation	65,136	24,912	1,968,851
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital items:
Prepaid expenses and deposit	-	2,618	(15,000)
Accounts payable and accrued liabilities	316,303	57,210	2,871,067

Net cash used in operating activities	(136,274)	(444,862)	(12,474,787)

Cash Flows used in Investing Activity
Investment in Molecular Vision	-	(275,501)	(1,373,140)
Refund on termination of development agreement with
Molecular Vision	-	-	149,794
Deposit	-	(14,142)	(14,142)
Patents	-	-	(121,877)

Net cash used in investing activities	-	(289,643)	(1,359,365)

Cash Flows provided by Financing Activities
Common stock issued for cash	78,200	524,400	12,842,638
Stock purchase warrants	-	-	370,307
Common stock subscriptions	-	42,000	29,800
Issuance of convertible notes	-	150,000	836,636
Repayment of convertible note	-	-	(300,000)
Loans payable	59,948	-	60,948

Net cash provided by financing activities	138,148	716,400	13,840,329

Increase (decrease) in cash during the period	1,874	(18,105)	6,177

Cash, beginning of period	4,303	22,044	-

Cash, end of period	$6,177	$3,939	$6,177

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to September 30, 2010
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
for the period August 17, 1999 (Date of Inception) to September 30, 2010
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

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to September 30, 2010
(Stated in US Dollars )
(Unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)
Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	- at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	- at $1.10	90,000	90	98,910	-	-	99,000
	- at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting
and management fees	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.53	150,000	150	79,350	-	-	79,500
	- at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less: commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts
payable:	- at $0.95	150,000	150	142,350	-	-	142,500
	- at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes		-	-	482,124	-	-	482,124
Stock-based compensation		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance, December 31, 2008		23,906,731	23,906	26,507,207	26,500	(26,632,822)	(75,209)
Capital stock issued for cash	- at $0.40	1,673,750	1,674	667,826	(26,500)	-	643,000
Less: commission		-	-	(58,600)	-	-	(58,600)
Reclassification of derivative liability		-	-	(113,314)	-	-	(113,314)
Stock-based compensation		-	-	21,871	-	-	21,871
Net loss for the year		-	-	-	-	(937,573)	(937,573)
Balance, December 31,2009		25,580,481	25,580	27,024,990	-	(27,570,395)	(519,825)
Capital stock issued for cash:	- at $0.40	25,000	25	9,975	-	-	10,000
	- at $0.20	175,000	175	34,825	-	-	35,000
	- at $0.10	402,000	402	39,798	-	-	40,200
Capital stock issued for services:	- at $0.10	985,000	985	97,515	-	-	98,500
Less: commission paid		-	-	(7,000)	-	-	(7,000)
Stock-based compensation		-	-	65,136	-	-	65,136
Net loss for the period		-	-	-	-	(629,571)	(629,571)
Balance, September 30, 2010		27,167,481	$27,167	$27,265,239	$-	$(28,199,966)	$(907,560)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company’s business is research and development in the field of life science including BioLED technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2010, the Company had not yet achieved profitable operations, had an accumulated deficit of $28,199,966 (2009 - $27,570,395) since its inception and incurred a net loss of $629,571 for the nine months then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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
September 30, 2010 and 2009
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

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number of Molecular
	shares owned	Amount

Balance - December 31, 2008	33,734	$791,230
Acquisition of Molecular shares for GBP £166,042	19,426	275,501
Less: Write-down	-	(239,330)

Balance as at September 30, 2010 and December 31, 2009	53,160	$827,401

The 53,160 shares owned in Molecular above represent 17.2% of the total issued shares of Molecular as at September 30, 2010 and December 31, 2009.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009
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

Level 2 -

observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 -	assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

As at September 30, 2010, the Company has determined that it does not hold any Level 1 assets and its shareholdings in Molecular Vision, which are measured on a non-recurring basis, represent Level 2 assets.

The fair value changes of the Company’s Level 2 assets are summarized as follows:

	Beginning Value			Ending Fair
	of	Shares	Impairment	Value of Level 2
	Level 2 Assets	Acquired	Charge	Assets

For the nine months ended September 30, 2010	$827,401	$-	$-	$827,401

During the year ended December 31, 2009, in accordance with ASC 815-40-15, the Company determined that the conversion features associated with its convertible promissory notes required bifurcation as derivative liabilities – (Note 5). The resulting derivatives are required to be measured at their fair value each reporting period and they constitute Level 3 liabilities given that they have no active market and are measured based on information that is unobservable. A summary of the Company’s Level 3 for the nine months ended September 30, 2010 and year ended December 31, 2009 is as follows:

Derivative Liabilities
	Beginning Value	bifurcated from	Change in fair	Ending Fair Value
	of	convertible	value of derivative	of Level 3
	Level 3 Liabilities	promissory notes	liabilities	Liabilities

For the nine months ended September 30, 2010	$-	$-	$-	$-

For the 12 months ended December 31, 2009	$-	$169,452	$(169,452)	$-

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 4

Note 4	Fair Value Measurements – (cont’d)

The Company determined for the fair value of the component of derivative liability represented by the warrants issuable on conversion of the promissory notes by using the Black Scholes model with the following assumptions:

Expected life	2 years
Expected Volatility	188.01%
Risk free interest rate	1.02% - 1.63%
Dividend Yield	0%

Note 5	Convertible Promissory Notes Payable

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

Effective March 1, 2009, the Company and the lender agreed to modify the terms of the note by increasing the interest rate to 10% per annum and by changing the terms of repayment such that the Company is to repay the note in Canadian dollars at a foreign exchange rate of not less than $1US = $1.27 Canadian. As a result of the Company having to repay the note in a currency other than its functional currency, in accordance with ASC 830-35-1 “Transaction Gains and Losses”, changes in the exchange rate between the US and Canadian dollar will affect the expected amount of the payment upon the settlement of the note requiring the Company to record the change in rate as a transaction gain or loss in the Statement of Operations. For the nine months ended September 30, 2010, the Company recorded a foreign exchange loss of $14,116 (2009: $Nil) on the note resulting in a balance payable as at September 30, 2010 of $486,072.

Additionally, the conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. In accordance with ASC 815, the Company is required to re-measure the fair value of the derivative at each reporting period with the change in fair value recorded as a gain or loss in the Statement of Operations. At September 30, 2010, the Company re-measured the fair value of the derivative liability and determined it had a fair value of $nil.

During the nine months ended September 30, 2010, the Company accrued interest of $33,102 (2009: $32,283) on this note.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009
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

For the nine months ended September 30, 2010, the Company recorded a foreign exchange loss of $5,532 on the note resulting in a balance payable as at September 30, 2010 of $185,038.

Additionally, the conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. In accordance with ASC 815, the Company is required to re-measure the fair value of the derivative at each reporting period with the change in fair value recorded as a gain or loss in the Statement of Operations. At September 30, 2010, the Company re-measured the fair value of the derivative liability and determined it had a fair value of $nil.

During the nine months ended September 30, 2010, the Company accrued interest of $12,081 (2009: $3,221) on this note.

The notes are collaterized by an interest in all property of the Company.

Note 6	Loans Payable

On April 7, 2010, the Company was loaned €25,000 (US $33,090) by issuance of a promissory note, payable on demand, with interest accruing on the balance of the principal outstanding at 8 percent per annum compounding monthly and payable quarterly, maturing on October 1, 2010. For the nine months ended September 30, 2010, the Company recorded a foreign exchange loss of $1,000 on the note resulting in a balance payable as at September 30, 2010 of $34,090. The Company has negotiated with the holder of the loan to extend the maturity date to January 1, 2011.

As at September 30, 2010, the Company has received additional unsecured advances totalling $27,628. These advances are non-interest bearing and have no specific terms for repayment.

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 6

Note 7	Related Party Transactions – (cont’d)

					August 17, 1999
					(Date of Inception)
	For the Three Months Ended		For the Nine Months Ended		to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Accounting fees	$10,546	$12,994	$47,280	$64,699	$403,638
Consulting fees	34,500	34,500	103,500	123,500	828,401
Legal fees	-	-	-	-	60,656
Management fees	-	-	-	-	2,747,128
Rent	-	-	-	-	36,000
Research and development	-	-	-	-	5,604,189
Interest and accretion and fees on convertible Promissory notes - Note 5	15,437	19,781	45,183	35,504	475,823
	$60,483	$67,275	$195,963	$223,703	$10,155,835

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at September 30, 2010 includes $343,817 (December 31, 2009: $195,037) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Loans payable at September 30, 2010 includes $18,628 (December 31, 2009: $nil) owing to a former officer and director and the spouse of a former officer and director of the company.

During the 9 months ended September 30, 2010, the Board of Directors approved the grant of 1,200,000 options to a consultant of the company for services rendered. The options vest on a graded vesting schedule where by 25% of the options will vest 3 months after the grant date and every 3 months thereafter until fully vested. They have an exercise price of $0.50 per share and are exercisable for a period of 8 years from the date of issue.

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

On May 15, 2009, the Company issued 525,000 units pursuant to a private placement at $0.40 per share for total proceeds of $210,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid commissions totalling $19,000 consisting of $16,000 cash and 7,500 shares issued at $0.40 per share on this placement.

On July 22, 2009, the Company issued 105,000 units @ $0.40 per unit for total proceeds of $42,000 received on February 1, 2010. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a 10% commission of $4,200 on this placement.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 7

Note 8	Common Stock – (cont’d)

On September 16, 2009, the Company issued 165,000 units pursuant to a private placement at $0.40 per share for total proceeds of $66,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $5,900 on this placement.

On September 30, 2009, the Company issued 137,500 units at $0.40 per unit for total proceeds of $55,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a 10% commission of $5,500 on this placement.

On October 29, 2009, the Company issued 50,000 units at $0.40 per unit for total proceeds of $20,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of 10% totaling $2,000 by issuing 5,000 shares at $0.10 per share on this placement.

On April 15, 2010, the Company issued 25,000 units at $0.40 per unit for total proceeds of $10,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. No commission was payable on this placement.

On May 14, 2010, the Company issued 175,000 units at $0.20 per unit for total proceeds of $35,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years.

On August 9, 2010, the Company issued 985,000 shares at $0.10 per share and granted 1,200,000 options to directors and consultants of the company for services rendered. The options vest on a schedule whereby 25% of the options will vest 3 months after the grant date and every 3 months thereafter until fully vested. They have an exercise price of $0.50 per share and are exercisable for a period of 8 years from the date of issue.

On August 9, 2010, the Company issued 200,000 units at $0.10 per unit for total proceeds of $20,000. Each unit consists of one share of common stock and once common share purchase warrant exercisable at $0.50 for a period of two (2) years. The Company paid a commission of 10% totaling $2,000 on this placement comprised of $1,000 cash paid during the period and 10,000 shares issued at $0.10 per share subsequent to September 30, 2010. All proceeds from the above private placements were allocated to share capital with no amounts allocated to the attached warrants based on the residual method.

On August 24, 2010, the Company issued 100,000 units at $0.10 per unit for total proceeds of $10,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. The Company paid a commission of $1,000 on this placement.

On September 22, 2010, the Company issued 102,000 units at $0.10 per unit for total proceeds of $10,200. Each unit consists of one share of common stock and once common share purchase warrant exercisable at $0.50 for a period of two (2) years. The Company paid a commission of $1,000 on this placement.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 8

Note 8	Common Stock – (cont’d)

Commitments

Share Purchase Warrants

A summary of changes in the Company’s share purchase warrants for the nine months ended September 30, 2010 and December 31, 2009 outstanding is presented below:

	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	3,124,000	$0.75	3,257,870	$1.20
Issued	602,000	$0.51	1,673,750	$0.75
Expired	(727,750)	$0.75	(1,807,620)	$1.57

Outstanding, end of period	2,998,250	$0.70	3,124,000	$0.75

The following table summarizes the warrants outstanding as at September 30, 2010:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

375,000	$0.75	October 31, 2010(1)
347,500	$0.75	December 31, 2010
20,000	$0.75	January 31,2011
671,250	$0.75	February 28, 2011
525,000	$0.75	May 31, 2011
165,000	$0.75	September 30, 2011
187,500	$0.75	October 31, 2011
105,000	$0.75	February 28, 2012
25,000	$0.75	April 15, 2012
577,000	$0.50	June 15, 2012

2,998,250

(1) Subsequent to September 30, 2010, these warrants expired unexercised.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009
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

A summary of changes in the Company’s stock options for the nine months ended September 30, 2010 and the year ended December 31, 2009 is presented below:

	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	2,100,000	$0.86	2,100,000	$0.86
Granted	1,200,000	$0.50	-	-

Outstanding, end of period	3,300,000	$0.73	2,100,000	$0.86

Exercisable, end of period	2,400,000	$0.82	2,050,000	$0.86

At September 30, 2010 the following stock options were outstanding:

Number of shares
					Aggregate
Total		Number	Exercise	Expiry	Intrinsic
Number		Vested	Price	Date	Value

600,000	(1)	600,000	$1.00	March 22, 2012	$-
100,000	(2)	100,000	$2.50	May 3, 2016	$-
600,000	(3)	600,000	$0.50	February 12, 2017	$-
500,000	(4)	500,000	$0.60	March 31, 2018	$-
100,000	(5)	100,000	$0.50	April 1, 2018	$-
200,000	(6)	200,000	$0.50	April 1, 2018	$-
1,200,000	(7)	300,000	$0.50	June 1, 2018	$-
3,300,000		2,400,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 10

Note 8	Common Stock – (cont’d)

Commitments – (cont’d)

Stock-Based Compensation Plan – (cont’d)

(1)	As at September 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(2)	As at September 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(3)	As at September 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period ended March 31, 2010 (2009: $11,647).

(4)	As at September 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(5)	As at September 30, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(6)

As at September 30, 2010, 200,000 of these options were fully vested. During the nine months ended September 30, 2010, the Company recognized stock-based compensation of $674 (2009: $16,439) included in consulting fees in the financial statements.

(7)

As at September 30, 2010, 300,000 of these options were fully vested. During the nine months ended September 30, 2010, the Company recognized stock-based compensation of $64,462 (2009: $nil) included in consulting fees in the financial statements and $37,538 remains unrecognized (2009: $nil).

A summary of changes in the Company’s unvested stock options for the nine month period ended September 30, 2010 and the year ended December 31, 2009 is presented below:

	September 30, 2010			December 31, 2009
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Grant Date	Number of	Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value

Outstanding, beginning of period	50,000	$0.50	$0.43	300,000	$0.50	$0.43
Granted	1,200,000	$0.50	$0.08	-	-	-
Cancelled	-	-	-	-	-	-
Vested	(350,000)	$0.50	$0.13	(250,000)	$0.50	$0.43

Outstanding, end of period	900,000	$0.50	$0.08	50,000	$0.50	$0.43

Stock-based compensation amounts, including those related to shares issued for non-cash consideration during the period, are classified in the Company’s Statement of Operations as follows:

	2010	2009
Consulting fees	$65,136	$16,439
Management fees	-	11,647
	$65,136	$28,086

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009
(Unaudited - Stated in US Dollars) - Page 11

Note 9	Subsequent Events

On October 19, 2010, the Company received $14,600 from the sale of 146,000 units at $0.10 per unit. Each unit consists of one share and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. The funds in the amount of $14,600 were received, but the shares have not yet been issued.

Subsequent to September 30, 2010, the Board of Directors approved the issuance of 447,500 shares to directors and consultants of the company for services rendered.

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

On January 31, 2009, we entered into a share exchange agreement with Vardisto Investments Limited (“Vardisto”), whereby we agreed to acquire 600 shares of common stock of Vardisto, representing 60% of their total outstanding share capital in exchange for the issuance of 9,000,000 shares of our common stock. The share exchange agreement is conditional upon certain events occurring and there is no assurance that the share exchange agreement will close. As at November 12, 2010, we have not issued the 9,000,000 share in connection with the acquisition of Vardisto and the transaction has not closed.

Over the next 12 months, we will work on closing the share exchange agreement with Vardisto. Further, we intend to work with Molecular Vision to develop and commercialize the BioLED Technology.

Cash Requirements

We have not generated any revenues and our operating activities have resulted in an operating loss of $286,942 for the three month period ended September 30, 2010 and an operating loss of $571,030 for the nine month period ended September 30, 2009. This loss in operations is attributable to our operating expenses, including but not limited to, general and administration and the payment of our consulting fees, audit fees and legal fees. We anticipate that our expenses will increase as we intend to focus on the development of our new project with Vardisto. We estimate our expenses in the next 12 months will be approximately $1,800,000, generally falling in four major categories: research and development, general and administrative expenses, investor relations and professional fees.

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

As of September 30, 2010, we had approximately $6,177 in cash. We do not have enough funds to pay for our estimated operating expenses for the next 12 months and require additional financing to continue our business. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company. The weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations.

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

Results of Operations

Our operating results for the three and nine month period ended September 30, 2010 and September 30, 2009 are summarized as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2010	30, 2009	30, 2010	30, 2009
Revenue	$-	$-	$-	$-
Expenses	286,942	108,454	571,030	491,464
Net loss	$(325,162)	(193,498)	(629,571)	(637,117)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production or receive royalties from our investment with Molecular Vision.

Expenses

Our expenses for the three and nine month period ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Expenses
Accounting and audit fees	$25,444	$22,323	$141,818	$116,505
Amortization of patents	-	-	-	-
Appraisals	-	-	-	-
Bank charges	321	710	1,084	1,644
Consulting fees	128,962	61,324	258,636	245,978
Legal fees	14,333	6,697	17,136	49,135
Management fees	-	-	-	11,647
Office and miscellaneous	1,128	182	2,279	2,393
Investor relations	98,500	-	98,500	-
Public relations and donation	-	-	-	7,600
Rent	16,164	15,280	46,907	45,837
Research and development	-	-	-	-
Transfer agent and filing fees	2,090	1,938	4,670	6,229
Travel	-	-	-	4,496
Write-down of patents	-	-	-	-
Total Expenses	$286,942	$108,454	$571,030	$491,464

Three Months Ended September 30, 2010 and 2009

Expenses for the three months ended September 30, 2010 increased by $178,488 over the same period in 2009.

Accounting and audit fees

Accounting and audit fees for the three months ended September 30, 2010 increased by $3,121 compared to the same period in 2009. This was primarily the result of additional fees for the completion of our 2009 corporate tax.

Consulting fees

The consulting fees for the three months ended September 30, 2010 increased by $67,638 compared to the same period in 2009. This was primarily the result of stock based compensation on options issued to a consultant in the amount of $65,136 and hiring additional temporary consultant.

Legal fees

Legal fees for the three months ended September 30, 2010 increased by $7,636 compared to the same period in 2009. This was primarily due to additional discussions with our lawyer on potential projects.

Office and rent expenses

Office and rent expenses for the three months ended September 30, 2010 increased by $1,830 compared to the same period ended September 30, 2009. This was primarily the result of paying our yearly rent of $884 for our registered office and additional transfer fees.

Investor relations

Investor relations for the three months ended September 30, 2010 increased by $98,500 compared to the same period ended September 30, 2009 due to issuance of shares to various shareholders that assisted our company in the raising of funds.

Nine Months ended September 30, 2010 and 2009

Expenses for the nine months ended September 30, 2010 increased by $79,566 over the same period in 2009.

Accounting and audit fees

Accounting and audit fees for the nine months ended September 30, 2010 increased by $25,313 compared to the same period in 2009. This was due to considerable increase in year end auditing fees invoiced during the nine months ended September 30, 2010.

Consulting fees

Consulting fees for the nine months ended September 30, 2010 increased by $12,658 compared to the same period in 2009. This was primarily the result of recording in 2009 signing bonuses as consulting fees, stock based compensation on options issued to a consultant in the amount of $65,136 and paying $20,000 to a temporary consultant.

Legal fees

Legal fees for the nine months ended September 30, 2010 were reduced by $31,999 due to additional work for agreements required in 2009, which was not required in 2010.

Management fees

Management fees payable for the nine months ended September 30, 2010 decreased by $11,647 compared to the same period in 2009. This is primarily due to our company not incurring any management fees for the nine months ended September 30, 2010.

Investor relations

Investor relations fees for the nine months ended September 30, 2010 increased by $98,500 compared to the same period in 2009. This is due to issuance of shares to various shareholders for services provided to our company in raising funds.

Travel expense

Travel expense for the nine months ended September 30, 2010 decreased by $4,496 compared to the same period in 2009. This is primarily due to reduction in travel operations in 2010.

Public relations and donations

Public relations fees for the nine months ended September 30, 2010 decreased by $7,600 compared to the same period in 2009. This is due to not paying any fees for public relations during the nine months ended September 30, 2010.

Liquidity and Capital Resources

Working Capital

Our working capital as at September 30, 2010 and December 31, 2009 is summarized as follows:

	At September 30,	At December 31,
	2010	2009
Cash	$6,177	$4,303
Current Liabilities	(1,770,280)	(1,380,671)
Working Capital (Deficit)	$(1,764,103)	$(1,376,368)

The increase in our working capital deficit of $387,735 was primarily due to an increase in our accounts payable and accrued liabilities.

On March 5, 2010, we received unsecured advances of $7,320 from Platon Tzouvalis, our president and one of our directors, and on May 14, 2010, we repaid Mr. Tzouvalis in full. This advance was non-interest bearing and had no specific terms for repayment.

On March 11, 2010 and May 14, 2010, we received unsecured advances of $13,506 and $5,121, respectively, from Ron Lizée, our chief financial officer and one of our directors, and his spouse. These advances are non-interest bearing and have no specific terms for repayment.

We issued a convertible promissory note dated April 1, 2010 with a maturity date of October 1, 2010 for proceeds received in the amount of €25,000 (US$33,090). The note bears interest at 8% per annum and is convertible into units of our company at $0.20 per unit. Each unit will consist of one share and one share purchase warrant exercisable at US$0.50 for a period of 2 years. We have negotiated with the holder of the loan to extend the maturity date to January 1, 2011.

On April 8, 2010 we received $5,000 loan advance from one of our stockholders. On April 14, 2010, we received $3,000 loan advance from one of our stockholders. On May 14, 2010, we received an advance of $5,122 from a director of our company. These loans are non-interest bearing and payable one month from date of demand.

On April 15, 2010, we issued 25,000 units at $0.40 per unit for total proceeds of $10,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. No commission was payable on this placement.

On May 14, 2010,we issued 175,000 units at $0.20 per unit for total proceeds of $35,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years.

On August 9, 2010, we issued 985,000 share and granted 1,200,000 options to directors and consultants of our company for services rendered. The options vest on a graded vesting schedule where by 25% of the options will vest 3 months after the grant date and every 3 months thereafter until fully vested. They have an exercise price of $0.50 per share and are exercisable for a period of 8 years from the date of issue.

On August 9, 2010, we issued 200,000 units at $0.10 per unit for total proceeds of $20,000. Each unit consists of one share of common stock and once common share purchase warrant exercisable at $0.50 for a period of two (2) years. We paid a commission of 10% totaling $2,000 on this placement comprised of $1,000 cash paid during the period and 10,000 shares issued at $0.10 per share subsequent to September 30, 2010. All proceeds from the above private placements were allocated to share capital with no amounts allocated to the attached warrants based on the residual method.

On August 24, 2010, we issued 100,000 units at $0.10 per unit for total proceeds of $10,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. We paid a commission of $1,000 on this placement.

On September 22, 2010, we issued 102,000 units at $0.10 per unit for total proceeds of $10,200. Each unit consists of one share of common stock and once common share purchase warrant exercisable at $0.50 for a period of two (2) years. We paid a commission of $1,000 on this placement.

Cash Flows

Our cash flow for the nine month periods ended September 30, 2010 and 2009 is summarized as follows:

	Nine	Nine
	Months	Months
	Ended	Ended
	September	September
	30, 2010	30, 2009

Net cash used in operating activities	(136,274)	(444,862)
Net cash used in investing activities	-	(289,643)
Net cash provided by financing activities	138,148	716,400
Increase (decrease) in cash during the period	1,874	(18,105)

Cash Used In Operating Activities

During the nine months ended September 30, 2010, we used net cash in operating activities in the amount of $136,274 primarily towards payments for our expense of office, consulting and professional fees, as well as increase in our accounts payables.

Cash Used In Investing Activities

During the nine months ended September 30, 2010, we did not use any cash in investing activities.

Cash from Financing Activities

We received net cash of $138,148 from financing activities during the nine months ended September 30, 2010. Net cash generated by financing activities is attributable to cash received from the sale of shares of our common stock for a total of $78,200 and loan advances of $59,948 .

Going Concern

We have historically incurred losses and have incurred a net loss of $325,162 for the three months ended September 30, 2010 and $629,571 for the nine months ended September 30, 2010. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or stockholder loans.

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

  Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's September 30, 2010 financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since our inception, we have accumulated a deficit of $28,199,966 as at September 30, 2010 and incurred a net loss of $629,571 during the nine month period ended September 30, 2010. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2009, which are included in our annual report on Form 10-K filed with the SEC on April 15, 2010. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Our management evaluated our disclosure controls and procedures as of September 30, 2010 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was mainly due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 9, 2010, we issued 100,000 units at $0.10 per unit for total proceeds of $10,000 to one investor. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two years. We paid a commission of 10% by issuing 10,000 shares which were issued on October 13, 2010 to one person on this placement. The 100,000 units and 10,000 shares were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S.

On August 9, 2010, we issued 100,000 units at $0.10 per unit for total proceeds of $10,000 to one investor. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two years. We paid a commission of $1,000 cash on this placement. We issued these units to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these units to this U.S. person, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided for in Section 4(2) of the Securities Act of 1933.

On August 24, 2010, we issued 100,000 units at $0.10 per unit for total proceeds of $10,000 to one investor. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two years. We paid a commission of $1,000 on this placement. We issued these units to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these units to this U.S. person, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided for in Section 4(2) of the Securities Act of 1933.

On September 22, 2010, we issued 102,000 units at $0.10 per unit for total proceeds of $10,200 to one investor. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two years. We paid a commission of $1,000 on this placement. We issued these units to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On October 19, 2010, we received $14,600 from the sale of 146,000 units at $0.10 per unit to one investor. Each unit consists of one share and one common share purchase warrant exercisable at $0.50 for a period of two years.

The funds in the amount of $14,600 were received, but the units have not yet been issued. We sold these units to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On October 13, 2010, we paid a 10% commission by issuing 12,500 shares. The commission was paid for shares that had previously been issued on May 15, 2009 for 30,000 shares and October 29, 2009 for 20,000 shares. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

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

Date: November 17, 2010

By:	/s/ Ron Lizée
Ron Lizée
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Date: November 17, 2010