Form 10-K
period 2010-12-31
ACRONGENOMICS INC
filed 2012-03-12
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

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

Registrant’s telephone number, including area code 30 697 724 3620

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
Yes [ ] No [X]

- ii -

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
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,275,449 based on a price of $0.10 per share, being the closing price of the registrant’s common stock as quoted on the OTC Bulletin Board on June 30, 2010.

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
28,858,481 shares of common stock as of March 12, 2012.

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
Not Applicable

- iii -

PART I

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” commencing on page 10 of this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Examples of forward-looking statements in this annual report include statements regarding, by way of example and not in limitation:

  our plans with respect to Vardisto Investments Limited, Halldale Ventures Limited, and Irwingom Ventures Limited;
  the plans of Molecular Vision Limited;
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

As used in this annual report, the terms “we”, “us”, and “our” refer to Acrongenomics, Inc. and its subsidiaries, Vardisto Investments Limited, Halldale Ventures Limited and Irwingom Ventures Limited, unless otherwise indicated. All references to “£” means the Pound Sterling and to $ means United States dollars.

ITEM 1. BUSINESS

Corporate Overview

We were incorporated under the laws of the State of Nevada on August 17, 1999 under the name “Cellway Ventures Inc.” On February 25, 2004, we changed the name of our company to “Acrongenomics, Inc.”

We are a development stage company that focuses on investing and commercializing novel technology platforms concerning the life sciences sector. We intend to focus and devote resources and time on our recent acquisition of Vardisto Investments Limited, as described below. We are looking for potential investors or partners that would be interested in completing the development of our point-of-care testing device for diabetes management and cardiovascular testing. Previously, we were engaged solely in the business of the development and commercialization of the BioLED Technology, which combines microfluidics and polymer Light Emitting Diodes (“pLED”) for use in future point-of-care diagnostic devices, under various joint development agreement with Molecular Vision Limited (“Molecular Vision”). Molecular Vision owns the BioLED technology and we had the right to develop and commercialize it in exchange for a royalty. On August 19, 2008, we entered into a new agreement with Molecular Vision. Upon the closing of the new agreement with Molecular Vision, our joint development agreement was cancelled in exchange for 25% of the issued and outstanding shares of Molecular Vision. As a result of this new arrangement, we have been much less involved with the development of the BioLED technology than we had been in the past and we have focused instead on acquiring an interest in another technology through obtaining 100% of the issued and outstanding shares of Vardisto Investments Limited (“Vardisto”). However, we are still interested in the BioLED technology and intend to continue to work toward finding investors or partners in the market. In July 2009, we purchased 19,426 preferred shares of Molecular Vision for $275,000 (£166.042) . These preferred shares are convertible into Class B common shares of Molecular Vision at the rate of one Class B common share for each preferred share held. As of December 31, 2010, we hold 33,734 shares in the common stock and 19,426 shares in the preferred stock of Molecular Vision, which is approximately 17.2% of the issued and outstanding shares of Molecular Vision.

In our audited financial statements for the year ended December 31, 2010, we wrote-down our investment in Molecular Vision due to minimal cash flow available in Molecular Vision and lack of finding suitable investors or partners interested in developing that technology.

On December 29, 2010, we completed the acquisition of 100% of the total outstanding share capital of Vardisto Investments Limited. In consideration for the total shares outstanding, we issued a promissory note to Inter Jura CY (Services) Limited, a Cyprus company and the previous sole direct shareholder of Vardisto Investments Limited , for the principal sum of $2,000,000, together with interest thereon at a rate equal to 4% per annum compounded annually, until the balance of principal and interest outstanding is paid in full.

Vardisto Investments Limited

Effective January 31, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Vardisto Investments Limited (“Vardisto”), a private Cyprus company. Pursuant to the Share Exchange Agreement, we agreed to acquire 1,200 shares of common stock of Vardisto, which represents 60% of the total outstanding share capital of Vardisto, in exchange for the issuance of 9,000,000 shares of our common stock at a price of $0.40. Such transaction was never completed, since the price of our common stock failed to reach the price of $0.40.

As a result of renegotiation of the initial Share Exchange Agreement, effective December 29, 2010, we acquired 2,000 shares of Vardisto, representing 100% ownership of Vardisto in consideration for a promissory note (“the Promissory Note”) issued to Inter Jura CY (Services) Limited, a Cyprus company and the previous sole direct shareholder of Vardisto Investments Limited , for the principal sum of $2,000,000, together with interest thereon at a rate equal to 4% per annum compounded annually, until the balance of principal and interest outstanding is paid in full,

We have the option and right at any time prior to this note being paid to convert any amount outstanding under this Promissory Note (including accrued interest) into shares of our common stock. The conversion will be deemed to occur at the average of the three prior day closing price (the “Average Price”) of our common stock on the OTCBB or any other stock exchange or trading market where our stock is listed for trading. We may deliver a notice of such conversion (the “Conversion Notice”) to Inter Jura CY (Services) Limited at any time before maturity of this note, together with a calculation of the amount converted, the Average Price and the number of common shares to be issued (the “Payment Shares”). Upon issuance and delivery of the Payment Shares to Inter Jura CY (Services) Limited, the amount of this Promissory Note indicated in the Conversion Notice will be deemed satisfied and fully paid.

Vardisto’s assets are its ownership interest in Halldale Ventures Limited (“Halldale”) and Irwingom Ventures Limited (“Irwingom”). Halldale and Irwingom are Cyprus private companies, in which Vardisto holds an 80% and 65% interest respectively. This majority ownership interest in the share capital of Halldale and Irwingom gives Vardisto a majority interest in the intellectual property and the business of Halldale and Irwingom.

As a result of the Share Exchange Agreement, (i) Vardisto became a direct wholly-owned subsidiary of our company; (ii) Halldale Ventures Limited became an indirect 80% subsidiary of our company and (iii) Irwingom Ventures Limited became an indirect 65% subsidiary of our company.

Halldale Ventures Limited

Effective January 30, 2009, Halldale entered into an asset purchase agreement with Professor Margarita Hadzopoulou-Cladaras, whereby, Halldale agreed, among other things, to acquire the assets comprised mainly of intellectual properties and research materials from Ms. Hadzopoulou-Cladaras, in exchange for 20% of its issued and outstanding shares of its common stock.

The assets purchased by Halldale pursuant to the asset purchase agreement include research materials and experimental results from the use of a compound referred to as “compound X” as a hypolipidemic agent and development of a potential cholesterol-lowering agent, and main competitor of Statins in combination with essential oil derived from plants to treat effectively hypercholesterolemia.

Irwingom Ventures Limited

Effective January 30, 2009, Irwingom entered into an asset purchase agreement with Mr. Emmanuel Aslanis. Pursuant to the asset purchase agreement, Irwingom agreed, among other things, to acquire certain assets comprised mainly of intellectual property (Greek patent) and certain research materials from Mr. Emmanuel Aslanis, in exchange for 35% of its issued and outstanding shares of its common stock.

The assets purchased by Irwingom pursuant to the Asset Purchase Agreement include plans for the development of a system called IKAROS-1000, as a sophisticated and friendly to the environment fire extinguishing system, while its mechanics may also have applications in other sectors.

The IKAROS-1000 aspires to be a pioneering system which aims at changing worldwide the way of extinguishing fires more quickly and effectively. Apart from that, IKAROS-1000 may be used in agriculture, as crop dusting system, watering large rural areas, as well as neutralizing any size of oil spills at seas. The whole idea is based on information technology in conjunction with robotics and nanotechnology of materials.

The system consists of an air-balloon kind of pipeline, with a diameter up to one meter and a reachable length up to 10,000 meters according to the operational needs, and a water pump that can reach pressure up to 600 bars. With one valve each for intake and release helium, the balloon can be inflated or deflated and can be extended to reach the necessary height for each project. Every five meters the balloon is divided into autonomous departments. Each department has separate electronic plaque composed of GPS, IR camera and a 30cm diameter fan operated by compressed air with the ability to a 360º rotation around the axis, allowing the balloon to move right and left and making the whole system flexible in all directions. Under the fans passes a water pipeline with a 5cm diameter. The IKAROS-1000 can be fitted to a specially designed fire vehicle, for terrestrial operations, to an especially designed navigable vehicle for coastal and island operations as well as a tank-type vehicle for off-road and areas with difficult access.

Molecular Vision Limited

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

On February 27, 2007, we began negotiations to amend the First Joint Development Agreement. On March 8, 2007, Molecular Vision, successfully demonstrated its BioLED “Lab-on-a-Chip” technology using their patented, organic semiconductor technology in a high sensitivity, small size, medical diagnostic device that took place at Imperial College in London, UK. The device demonstrated its technological capability to measure biomarkers with high sensitivity and at a low cost.

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

As of December 31, 2010, we hold 33,734 shares in the common stock and 19,426 shares in the preferred stock of Molecular Vision. We hold approximately 17.2% of the issued and outstanding shares of Molecular Vision.

Throughout the 2010 year, Molecular Vision has continued to develop the BioLED™ optical detection platform. In the latest phase the company has progressed from a research organization and is now focusing on challenges associated with developing a novel technology into a commercial competitive offering.

The Kidney prototype detecting creatinine and albumin in urine and the ratio of those two was developed and evaluated successfully as a proof of concept. Molecular Vision has moved on to testing blood in the device. While urine is the easiest to handle bodily fluid with no need of special treatment, blood is more complicated and requires special filters within the device in order to take a measurement. In order for this technology to offer competitive commercial edge, it requires the ability to measure blood directly into the device.

The BioLED unit was integrated into a pre-prototype instrument and a series of microfluidic chips were successfully measured using plasma samples of known Myoglobin concentrations (Cardiac Marker); early results show expected accuracy and precision. A combined CK-MB/Myoglobin chips was designed and this dual test delivered good correlation of serum concentrations in clinically relevant levels.

The current focus is to demonstrate analytical performance of the technology using a tri-panel cardiac test combining myoglobin, CK-MB and Troponin 1 on a quantitative single-use device. Matrix development for the 3 assays on the 2-channel chips has made progress, allowing good dose response curves for each of the assays.

Dose response curves for both CK-MB and myoglobin have been run on the 3-channel chips. Signal levels are as expected.

On February 1, 2011, Imperial Innovation Business LLP, a leading technology, commercialization and investment company, increased its stake in Molecular Vision by committing a further investment of £750,000. Molecular Vision will issue as security loan notes, which are convertible into Class “A” Preferred Shares to Imperial Innovation Business LLP in two tranches as set out in the subscription agreement. The first tranche being of £500,000 and the second tranche being of up to £250,000. The interest rate on the convertible promissory note is at 10 percent per annum. The promissory notes are convertible into Class “A” Preferred Shares which are convertible into Class “B” ordinary shares. The promissory notes are secured by a debenture which establishes fixed and floating charges over the assets of Molecular Vision.

In our December 2010 audited year end financial statements, we wrote-off our investment in Molecular Vision to a nominal amount due to minimal cash flow and inability to find suitable partners or investors to inject additional funds to complete the development of our technology.

Industry Overview

Halldale Ventures Limited

Coronary heart disease (“CHD”) is the leading cause of morbidity and mortality in the developed world. In the United States more than 500,000 deaths per year are attributed to CHD and the disease costs more than 100 billion USDs in medical expenses and lost income. Hypercholesterolemia is regarded as the major cause of atherosclerosis and coronary heart disease. The accumulation of lipids, cholesterol and triglycerides, within the intimae of arterial blood vessels is the principal etiologic factor in the development of CHD. Multiple evidences have established a strong causal relationship between CHD and elevated LDL-cholesterol which is the major atherogenic lipoprotein. Importantly, reduction of serum cholesterol levels by diet or pharmacological intervention reduces the incidence of CHD. One of the most effective ways of reducing circulating cholesterol levels is to inhibit endogenous cholesterol biosynthesis in the liver. This is primarily achieved with Statins, which inhibit 3-hydroxy-3-methylglutaryl-coenzyme A (HMG-CoA) reductase and lower LDL-cholesterol effectively. HMG-CoA reductase catalyzes the rate limiting step of cholesterol biosynthesis and it is a prime target for pharmacological prevention of hypercholesterolemia. Statins have been the most widely prescribed drugs for the treatment of hypercholesterolemia. However, for many patients Statins do not reduce LDL-cholesterol to acceptable levels and a significant number of patients do not tolerate Statins well due to side effects. Therefore, we believe that there is a need for the development of new classes of drugs for the treatment of hypercholesterolemia.

Statins (or HMG-CoA reductase inhibitors) are a class of drug used to lower cholesterol levels by inhibiting the enzyme HMG-CoA reductase, which plays a central role in the production of cholesterol in the liver. Increased cholesterol levels have been associated with cardiovascular diseases (CVD), and Statins are therefore used in the prevention of these diseases. Randomized controlled trials have shown that they are most effective in those already suffering from cardiovascular disease (secondary prevention), but they are also advocated and used extensively in those without previous CVD but with elevated cholesterol levels and other risk factors (such as diabetes and high blood pressure) that increase a person’s risk.

When it comes to Halldale for the further development and usage of compound X as a lowering-cholesterol drug, we believe that compound X has the potential to be developed into a potent hypolipidemic drug with a mechanism of action that is distinct from the mechanism of action of Statins.

Irwingom Ventures Limited

When it comes to the IKAROS-1000 system, we believe that if it is successfully developed as planned, its competitors, although not direct, would be the firefighting helicopters and airplanes as well as the manned firefighting vehicles used to combat fires.

Molecular Vision Limited

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

A typical assay for disease “markers” comprises two steps. First, specific immobilized antibodies are used to capture the protein markers inside the detection zone. Secondly, fluorescently labeled detection antibodies specific to the protein marker are flowed over the detection zone. The detection antibodies bind to capture protein markers and unbound excess detection antibodies are rinsed away. The labeled antibodies can then be excited with Molecular Vision’s pLED light sources and any emitted fluorescence is detected with Molecular Vision’s organic photodiodes. Without disease markers no detection antibodies are retained, resulting in zero fluorescence. This format is applicable to most protein based disease markers as long as suitable specific antibodies are available.

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

Compliance with Government Regulation

Halldale Ventures Limited

The Research Phases

Before a drug can be approved for sale to the public there is a set of clinical tests that must be performed. There is the Pre-Clinical Research Stage. Here the drug is synthesized and purified. Animal tests are performed, and institutional review boards assess the studies and make recommendations on how to proceed. If the recommendations are positive, then an application to the FDA occurs and clinical tests begin.

Phase 1 clinical studies in this phase represent the first time that an Introduction to New Drug (IND) is tested on humans either healthy volunteers or sometimes patients. The purpose of these studies is study in a clinical setting the metabolism, structure-reactivity relationships, mechanism of action, and side effects of the drug in humans. If possible, phase 1 studies are used to determine how effective the drug is. Phase 1 studies are usually conducted on 20 to 80 subjects.

The purpose of phase 2 clinical trials is to determine the efficacy of a drug to treat patients with a specific disease or condition, as well as learn about common short-term side effects or risks. These studies are conducted on a larger scale than phase 1 studies and typically involve several hundred patients.

Phase 3 clinical trials provide more information about the effects and safety of the drug and they allow scientists to extrapolate the results of clinical studies to the general population. Phase 3 studies generally involve several hundred to several thousand people.

There are several checks and balances in the process of clinical trials; among them is the use of institutional review boards (IRBs) and advisory committees. IRBs are designed to protect the rights and welfare of people participating in clinical trials both before and during the trials. IRB’s are made up of a group of at least five experts and lay people with diverse backgrounds to provide a complete review of clinical proceedings. The CDER uses advisory committees of various experts in order to obtain outside opinions and advice about a new drug. It also provides new information for a previously approved drug, as well as labeling information about a drug, guidelines for developing particular kinds of drugs, or data showing the adequate safety and effects of the drug.

The Application Process

The sponsor of a drug makes a formal application to the FDA to approve a new drug for use in the United States by submitting a new drug application (NDA). The NDA must include results and analyses from tests of the drug on both animals and humans, as well as a description of how the drug was manufactured. The NDA must provide enough detailed information for FDA reviewers to make several critical decisions. The result of the study must show whether the drug is safe and effective and whether its benefits outweigh its risks. It also decides whether the drug’s labeling information is appropriate, and whether the manufacturing methods used to obtain the drug are adequate for ensuring the purity and integrity of the drug.

The process of developing and testing a new drug is a lengthy one. The FDA estimates that it takes a little over 8 years to test a drug, including early laboratory and animal testing, before there is final approval for use by the general public. Various efforts, however, are underway to reduce the approval time.

Promising Experimental Drugs

Eight years is a long time to review a drug. Some patients, especially terminally ill patients, don’t particularly care if the drug meets high standards of safety. They don’t have the time. Taking any drug, in their view, is better than the alternative. So today’s policies also allow some investigational drugs even before they are approved for marketing.

These new policies called “expanded access” protocols include the Treatment Investigational New Drug (IND) application and the parallel track mechanism. Both tracks allow promising drugs, not yet approved for marketing, to be used in moderately unrestricted studies where the intent is not only to learn more about the drug, especially about its safety, but also to provide treatment for people with no real alternative. But these expanded access protocols still require clinical researchers to formally investigate the drug in well-controlled studies and to supply some evidence that the drug is likely to be helpful.

Final Actions

The FDA’s decision whether to approve a new drug for marketing comes down to answering two questions:

1. Do the results of well-controlled studies provide substantial evidence of its effectiveness?

2. Do the results show that the product is safe under the explicit conditions of use in the proposed labeling? Here “safe” is a relative term; it means that the benefits of the drug appear to outweigh its risks.

When the review is complete, the FDA writes to the applicant to say the drug is either approved for marketing, is “approvable,” provided minor changes are made, or is not approvable because of major problems. In the last case, the applicant can then amend or withdraw the NDA or ask for a hearing. Once its NDA is approved, a drug is on the market as soon as the firm gets its production and distribution systems going.

Status of Compound “X”

We have continued with pre-clinical studies involving small animals for the final determination of the action of the Compound “X” into lowering the cholesterol and the level of the tri-glycerides. We expect that the timeline of the conclusion of the pre-clinical stage will be in the next 12-18 months. At that time, Compound “X” should be ready to follow the clinical study phases as described above according to the FDA.

Status of IKAROS-1000

We do not have any approved procedures that need to be concluded for IKAROS-1000.

Molecular Vision Limited

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

Regardless of how the BioLED technology is regulated, the Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, reporting, advertising and promotion of Molecular Vision’s future products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow Molecular Vision to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

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

Status of Product

A demonstrator device was presented at Imperial College in London, UK, using MVL’s patented, organic semiconductor technology in a high sensitivity, small size, medical diagnostic device. The device demonstrated its technological capability to measure biomarkers with high sensitivity and at low cost.

Molecular Vision demonstrated the successful implementation of a fully functional, portable medical diagnostic demonstrator of Molecular Vision’s Lab-on-a-Chip technology. The demonstrator employs patented, organic semiconductor technology in a high sensitivity, handheld, medical diagnostic device. The stand alone two-channel, battery-powered device, complete with digital display and self-referencing capability has demonstrated its capability to measure clinically relevant markers with high sensitivity and at low cost. In particular, the demonstrator device has been used successfully to measure creatinine in urine at physiologically significant concentrations. The results, obtained within seconds, were comparable to those obtained using a bench top spectrometer. The successful presentation of the demonstrator device took place at Imperial College in London, UK.

Throughout the year ended December 31, 2010, Molecular Vision has continued to develop the BioLED™ optical detection platform. In the latest phase the company has progressed from a research organization and is now focusing on challenges associated with developing a novel technology into a commercial competitive offering.

The Kidney prototype detecting creatinine and albumin in urine and the ratio of those two was developed and evaluated successfully as proof of concept. While urine is the easiest to handle bodily fluid with no need of special treatment, blood is more complicated and requires special filters within the device in order to take a measurement. In order for this technology to offer competitive commercial edge, it requires the ability to measure blood directly into the device.

The BioLED unit was integrated into a pre-prototype instrument and a series of microfluidic chips were successfully measured using plasma samples of known Myoglobin concentrations (Cardiac Marker); early results show expected accuracy and precision. A combined CK-MB/Myoglobin chip was designed and this dual test delivered good correlation of serum concentrations in clinically relevant levels.

The current focus is to demonstrate analytical performance of the technology using a tri-panel cardiac test combining myoblobin, CK-MB and Troponin 1 on a quantitative single-use device.

Molecular Vision is searching for potential investors or partners to assist with the development of prototype point-of-care testing device for diabetes management and Cardiovascular testing and has not yet begun the regulatory approval process.

Dependence on One or a Few Major Customers

As we are a development stage company, we do not yet have any customers or customer contracts.

Employees and Consultants

We have two part time employees, who are our President and our Chief Technology Officer. Effective March 31, 2011 both of their contracts were terminated. We are in the process of reviewing a new compensation package based on a combination of shares and fees. We have also engaged our Chief Financial Officer as a consultant.

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

Our company has a limited operating history in our current business and is in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop a compound referred to as “compound X” as a hypolipidemic agent and a potential cholesterol-lowering agent or develop a system called IKAROS-1000 as a sophisticated and friendly to the environment fire extinguishing system, or Molecular Vision successfully develops its BioLED Technology and commercializes its future point-of-care testing devices. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Since our inception, we have accumulated a deficit of $30,528,065 as at December 31, 2010 (2009 - $27,570,395) and incurred a net loss during the year ended December 31, 2010 of $2,957,670 (2009 - $937,573). These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2010, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Our ability to develop our business is dependent upon our ability to raise significant additional financing when needed. Our future capital requirements will depend upon many factors, including:

  investments in Vardisto;
  any additional investments in Molecular Vision, including investments required to maintain our ownership position; and
  investments in other technologies or technology companies.

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

Risks Related to our Business

Substantial Research on our projects is still needed without any results guaranteed

Our projects involve substantial research with unpredictable results. There is a high risk that such further research produces results that make our projects unrealistic or too difficult to complete and that may impair our ability to conduct business operations as currently planned.

Loss of the inventors could impair our ability to further develop the projects.

We expect Dr. Margarita Hantzopoulou-Cladaras, the inventor for the “compound X”, and Mr. Emmanuel Aslanis, the inventor for the IKAROS-1000 system, to continue working on their respective projects. If we lose Dr. Hantzopoulou-Cladaras and/or Mr. Emmanuel Aslanis, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified personnel. If we were to lose our inventors, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies. We do not have key man life insurance in place for any of our key personnel.

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

Molecular Vision or we may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

Other patents could exist or could be filed which would prohibit or limit our ability to develop “compound X” or the IKAROS-1000 system, or Molecular Vision’s ability to develop the BioLED Technology. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert attention away from developing the Bio LED Technology and marketing our potential products and be very expensive. An adverse outcome could take our ability to develop or commercialize a potential product and could prevent us from becoming profitable.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2010 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company.

We have not yet remediated these disclosure weaknesses and we believe that our disclosure controls and procedures continue to be ineffective. Until these issues are corrected, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Our articles of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Our common stock currently trades on a limited basis on the OTC Pink. Trading of our stock through the OTC Pink is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Pink under the symbol “AGNM”. Until May 19, 2011, our common stock was quoted on the OTC Bulletin Board, but effective May 20, 2011, our common stock has not been eligible for quotation on the OTC Bulletin Board because we failed to timely file our annual report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission.

The following table reflects the high and low bid information for our common stock obtained from the OTC Bulletin Board for the periods indicated below and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
03/31/2011	$0.01	$0.00
12/31/2010	$0.0586	$0.00
09/30/2010	$0.095	$0.05
06/30/2010	$0.20	$0.08
03/31/2010	$0.35	$0.11
12/31/2009	$0.20	$0.09
09/30/2009	$0.34	$0.12
06/30/2009	$0.35	$0.18
03/31/2009	$0.35	$0.17

On March 9, 2012, the closing price for the common stock as reported on the OTC Pink was $0.099.

Transfer Agent

Our common shares are issued in registered form. The Pacific Stock Transfer Company of 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119, Phone: (702) 361-3033, Fax: (702) 433-1979 is the registrar and transfer agent for our common shares.

Holders of Common Stock

As of March 12, 2012, there were approximately 226 registered holders of record of our common stock. As of such date, 28,858,481 common shares were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2010:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,600,000	$0.71	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	2,600,000	$0.71	Nil

In May, 2005, we adopted a stock option plan which provides for the granting of stock options to selected directors, officers, employees or consultants in an aggregate amount of up to 2,600,000 common shares of our company and, in any case, the number of shares to be issued to any one individual pursuant to the exercise of options must not exceed 10% of the issued and outstanding share capital. The grant of stock options, exercise prices and terms are determined by our board of directors.

Recent Sales of Unregistered Securities

Except as disclosed below, since the beginning of the fiscal year ended December 31, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On April 15, 2010, we issued 25,000 units at $0.40 per unit for total proceeds of $10,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. We issued these units to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

On May 14, 2010, we issued 175,000 units at $0.20 per unit for total proceeds of $35,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. We issued 50,000 of these units to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933 and 125,000 of these units to a U.S. person pursuant to Section 4(2) and/or Rule 506 of the Securities Act of 1933.

On August 9, 2010, we issued 985,000 shares at a fair value of $0.10 per share for a total of $98,500 to nine (9) different consultants of the company for in respect of consulting services rendered. These consultants were all offshore residents. We issued these shares pursuant to Regulation S of the Securities Act of 1933.

On August 9, 2010, we issued 100,000 units at $0.10 per unit for total proceeds of $10,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. We paid a commission of 10,000 shares. We issued these units to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

On August 9, 2010, the Company issued 100,000 units at $0.10 per unit for total proceeds of $10,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. The Company paid a commission of 10% totaling $1,000 cash. We issued these shares to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

On August 24, 2010, the Company issued 100,000 units at $0.10 per unit for total proceeds of $10,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. The Company paid a commission of $1,000 on this placement. We issued these shares to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

On September 22, 2010, we issued 102,000 units at $0.10 per unit for total proceeds of $10,200. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. We paid a commission of $1,000 on this placement. We issued these units to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

On October 13, 2010, we issued 12,500 shares at $0.40 per share for commissions. We issued these shares to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

On November 3, 2010, we issued 146,000 units at $0.10 per unit for total proceeds of $14,600. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. We paid a commission of $1,500 on this placement. We issued these units to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

On November 11, 2010, we issued 447,500 fully vested common shares at a fair value of $0.07 based on quoted market price for a total of $31,325 for consulting services rendered to our company. We issued these shares to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

On February 15, 2011, we issued 75,000 shares at a value of $0.10 per share for a total of $7,500 for services. We issued these shares to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

During May 2011, we received $70,000 for the sale of 700,000 units at $0.10 per unit from two (2) U.S. investors. Each unit consists of one share and one common share purchase warrant exercisable at $0.50 for a period of 2 years. We issued these units pursuant to Section 4(2) and/or Rule 506 of the Securities Act of 1933.

During June 2011, we received $30,000 for the sale of 300,000 units at $0.10 per unit from two (2) offshore investors. Each unit consists of one share and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. We issued these units pursuant to Regulation S of the Securities Act of 1933.

During October 2011, we received $20,000 for the sale of 200,000 units at $0.10 per unit from one offshore investor. Each unit consists of one share and one common share purchase warrant exercisable at $0.50 for a period of two (2) years . We issued these units pursuant to Regulation S of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

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

Overview

We are a development stage company that focuses on investing and commercializing novel technology platforms concerning the life sciences sector. We intend to focus and devote resources and time on our recent acquisition of Vardisto Investments Limited. In addition, over the next 12 months, we believe that Molecular Vision will continue to search for suitable partners or investors to finalize the development of a prototype point-of-care testing device for diabetes management and cardiovascular testing. We intend to continue to work toward finding investors and more uses for the BioLED Technology in the market and intend to continue to follow the development of the technology.

Previously, we were engaged solely in the business of the development and commercialization of the BioLED Technology, which combines microfluidics and polymer Light Emitting Diodes (“pLED”) for use in future point-of-care diagnostic devices, under various joint development agreement with Molecular Vision Limited (“Molecular Vision”). Molecular Vision owns the BioLED technology and we had the right to develop and commercialize it in exchange for a royalty. On August 19, 2008, we entered into a new agreement with Molecular Vision. Upon the closing of the new agreement with Molecular Vision, our joint development agreement was cancelled in exchange for 25% of the issued and outstanding shares of Molecular Vision. As a result of this new arrangement, we have been much less involved with the development of the BioLED technology than we had been in the past and we have focused instead on acquiring an interest in another technology through obtaining 100% of the issued and outstanding shares of Vardisto Investments Limited (“Vardisto”). However, we are still interested in the BioLED technology and intend to continue to work toward finding potential investors and/or partners interested in developing this technology in the market. In July 2009, we purchased 19,426 preferred shares of Molecular Vision for $275,000 (£166.042) . These preferred shares are convertible into Class B common shares of Molecular Vision at the rate of one Class B common share for each preferred share held. As of December 31, 2010, we hold 33,734 shares in the common stock and 19,426 shares in the preferred stock of Molecular Vision, which is approximately 17.2% of the issued and outstanding shares of Molecular Vision. In our December 31, 2010 audited financial statements, we wrote-down our investment in Molecular Vision to a nominal amount. This was mainly due to the minimal cash flow available to continue with the development costs. However, we continue to search for an investor or partner to assist with the costs of development.

On December 29, 2010, we completed the acquisition of 100% of the total outstanding share capital of Vardisto Investments Limited. In consideration for the total shares outstanding, we issued a promissory note to Inter Jura CY (Services) Limited, a Cyprus company and the previous sole direct shareholder of Vardisto Investments Limited , for the principal sum of $2,000,000, together with interest thereon at a rate equal to 4% per annum compounded annually, until the balance of principal and interest outstanding is paid in full.

We have the option and right at any time prior to this note being paid to convert any amount outstanding under this Promissory Note (including accrued interest) into shares of our common stock. The conversion will be deemed to occur at the average of the three prior day closing price (the “Average Price”) of our common stock on the OTCBB or any other stock exchange or trading market where our stock is listed for trading. We may deliver a notice of such conversion (the “Conversion Notice”) to Inter Jura CY (Services) Limited at any time before maturity of this note, together with a calculation of the amount converted, the Average Price and the number of common shares to be issued (the “Payment Shares”). Upon issuance and delivery of the Payment Shares to Inter Jura CY (Services) Limited, the amount of this Promissory Note indicated in the Conversion Notice will be deemed satisfied and fully paid.

Vardisto’s assets are its ownership interest in Halldale Ventures Limited (“Halldale”) and Irwingom Ventures Limited (“Irwingom”). Halldale and Irwingom are Cyprus private companies, in which Vardisto holds an 80% and 65% interest respectively. This majority ownership interest in the share capital of Halldale and Irwingom gives Vardisto a majority interest in the intellectual property and the business of Halldale and Irwingom.

As a result of the Share Exchange Agreement, (i) Vardisto became a direct wholly-owned subsidiary of our company; (ii) Halldale Ventures Limited became an indirect 80% subsidiary of our company and (iii) Irwingom Ventures Limited became an indirect 65% subsidiary of our company.

Halldale’s assets include research materials and experimental results from the use of a compound referred to as “compound X” as a hypolipidemic agent and development of a potential cholesterol-lowering agent, and main competitor of Statins in combination with essential oil derived from plants to treat effectively hypercholesterolemia.

Irwingom’s assets include plans for the development of a system called IKAROS-1000, as a sophisticated and friendly to the environment fire extinguishing system, while its mechanics may also have applications in other sectors.

Cash Requirements

We have not generated any revenues and our operating activities have resulted in a loss of $2,965,670 for the year ended December 31, 2010 (2009: loss of $937,573). This negative cash flow is attributable to our operating expenses, including but not limited to, a write-down of our investment in Molecular Vision of $827,400, and recording as research and development expense a substantial amount of our acquisition in Vardisto Investment in the amount of $1,349,225, general and administration and the payment of our audit fees and legal fees. We estimate our expenses in the next 12 months will be approximately $450,000, generally falling in four major categories: research and development, general and administrative expenses, investor relations and professional fees.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research & Development	$150,000
General & Administrative	$100,000
Investor Relations	$50,000
Professional fees	$150,000
$450,000

Research & Development expenses are expected to include our contributions to the research and development of the potential cholesterol-lowering agent that is currently in development by the subsidiary of Vardisto.

General & Administrative expenses are expected to include travel, transfer agents, office rent, office supplies, banking fees, corporate materials, accounting and temporary office assistance.

Investor Relations expenses are expected to include the costs of paying for investor relations representatives, press releases, advertising, and travel expenses related to promoting the company.

Professional fees are expected to include all payments to our outsourced attorney, accountant and independent auditor.

As of December 31, 2010, we had approximately $6,615 in cash. We do not have enough funds to pay for our estimated operating expenses for the next 12 months and require additional financing to continue our business.

We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company. If we are able to raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted.

If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. It is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in our best interests. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our marketing, business development and product development activities or perhaps even cease the operation of our business.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment.

Personnel Plan

We currently have two executive officers and one consultant, which were engaged pursuant to consulting agreements. As at March 31, 2011 and subsequent to our year end, we have terminated these agreements.

General Administration

We anticipate spending approximately $100,000 on general and administration costs in the next 12 months. These costs are expected to consist primarily of travel, office, rent and consulting fees.

Liquidity and Capital Resources

Our financial condition for the years ended December 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	December 31, 2010	December 31, 2009
Current Assets	$6,615	$19,303
Current Liabilities	1,876,404	1,380,671
Working Capital (deficit)	$(1,869,789)	$(1,361,368)

The increase in our working capital deficit of $508,421 was primarily due to an increase of our accounts payables of $403,584, an increase in the US$ carrying value of our convertible promissory notes payable of $32,391 and increase of loans payable of $59,758.

On February 14, 2011, subsequent to our December 31, 2010 year end, we entered into a debt agreement with Asher Enterprises, Inc. in exchange for $53,000 in cash financing maturing on November 16, 2011. The convertible note accrues interest at a rate of 8% per annum to maturity and 22% thereafter. The note is convertible at 61% of the closing price of the common shares on the day prior to the conversion date.

On April 18, 2011, we received a demand letter with respect to a convertible promissory note dated February 14, 2011 issued to Asher Enterprises, Inc. in the principal amount of $53,000 bearing a per annum interest rate of 8%. The letter stated that the convertible promissory note provides that we would be in default if we fail to comply with the reporting requirements of the Securities Exchange Act of 1934. Based on this, the letter stated that we were in default under the convertible promissory note and demanded the immediate payment as provided in the convertible promissory note of $79,500 together with default interest as provided in the convertible promissory note. The letter stated that Asher Enterprises, Inc. would consider waiving this default, provided that we immediately become current in our filing obligations. Asher Enterprises, Inc. agreed to postpone the demand for payment, as long as we provided them with regular updates on our status of our reporting requirements.

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Net Cash Used in Operating Activities	$(167,724)	$(454,998)
Net Cash Provided by (Used in) Investing Activities	18,978	(289,643)
Net cash Provided by Financing Activities	151,058	726,900
Change in Cash and Cash Equivalents During the Period	$2,312	$(17,741)

Cash Used In Operating Activities

During the year ended December 31, 2010 we used net cash in operating activities in the amount of $167,724 primarily towards general and administrative expenses as well as a net change in accounts payable and accrued liabilities of $403,795 net change in shares issued for consulting and management fees of $129,825, write-down of Molecular Vision of $827,400, expense of research and development of $1,349,225, stock-based compensation of $35,352, reduction in unrealized foreign exchange of $29,349 and changes in prepaid expenses of $15,000.

Cash from Investing Activities

During the year ended December 31, 2010, cash provided by investing activities were primarily from cash acquired in asset acquisition of $4,836 and deposits received in the amount of $14,142.

Cash from Financing Activities

We received net cash of $151,058 from financing activities during the year ended December 31, 2010. Net cash generated by financing activities is attributable to cash received from common share issuances totaling $91,300, and from the loan advances totaling $59,758.

Results of Operations

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production or royalties from our investment with Molecular Vision or Vardisto.

Expenses

Our expenses for the 12 months ended December 31, 2010 and 2009 were as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Accounting and audit fees	171,483	156,248
Bank charges	1,304	1,981
Change in fair value of derivative liability	-	(169,452)
Consulting fees	468,176	307,437
Interest, fees and accretion on notes payable	61,010	121,152
Interest income	-	(10)
Foreign exchange gain (loss)	29,157	101,806
Legal fees	23,516	82,961
Management fees	-	11,647
Office and miscellaneous	2,279	3,717
Investor relations	14,924	7,600
Rent	1,907	61,127
Transfer agent and filing fees	7,289	7,050
Travel	-	4,979
Write-down of investment in Molecular Vision	827,400	239,330
In Process research and development	1,349,225	-
	(2,957,670)	(937,573)

Expenses for the 12 months ended December 31, 2010 increased by $2,020,097 compared to the same period in 2009 largely due to an increase of in process research and development charges of $1,349,225, an increase in the write-down of investment in Molecular Vision of $588,070, an increase in consulting fees of $160,739 and an increase in audit and accounting fees of $15,235.

Audit Fees and accounting fees

Our accounting and audit fees increased by $15,235 in the year ended December 31, 2010 compared to the year ended December 31, 2009 due to an increase in audit fees of $35,179 resulting from increased complex GAAP matters and a decrease in accounting fees of $19,944.

Change in fair value of the derivative liability

This amount decreased by $169,452 for the year ended December 31, 2010 as the calculation of the fair value of the embedded derivative liability in our convertible promissory notes was $Nil at each of December 31, 2010 and 2009.

Consulting Fees

The consulting fees we paid increased in the year ended December 31, 2010 by $160,739 compared to the year ended December 31, 2009. This was the result of us requesting additional services from consultants during the 2010 year.

Interest, fees and accretion on Notes Payable

The interest we incurred on notes payable decreased by $60,142 in the year ended December 31, 2010 compared to the year ended December 31, 2009. This was the result of us not having to record accretion expense in the current year on the debt discount associated with the convertible promissory note having a principal of $150,000.

Foreign Exchange gain (loss)

We incurred a reduction in foreign exchange of $72,649 for the year ended December 31, 2010, due to changes in US dollar compared to Canadian dollar.

Legal Fees

Our legal fees decreased in the year ended December 31, 2010 by $59,445 compared to the year ended December 31, 2009. This was the result of us not requiring as much legal services during the year 2010, because of reduction in activity.

Management Fees

Our management fees decreased in the year ended December 31, 2010 by $11,647 compared to the year ended December 31, 2009. Management fees arose in the year ended December 31, 2009 as a result of issuing shares for management services whereas no such issuances were incurred in the year ended December 31, 2010.

Rent, Transfer Agent and Travel

Our combined rental expenses, transfer agent fees and travel expenses decreased in the year ended December 31, 2010 compared to the year ended December 31, 2009 by $63,960. This was mainly the result of the Company acquiring 100% of the outstanding shares of Vardisto Investments during the year, an entity to which we were paying for the rent of office premises.

Office and Bank Charges

Our combined office and bank charges decreased in the year ended December 31, 2010 by $2,115 compared to the year ended December 31, 2009. This was mainly the result of us undertaking less activities.

Write-Down of Investment in Molecular Vision

Our expenses increased by $588,070 for the year ended December 31, 2010, because of the write-down in our investment in Molecular Vision to a nominal value of $1.00.

Investor Relations and Public Relations

Our expenses increased for the year ended December 31, 2010 by $7,324 compared to the year ended December 31, 2009 as we provided shares for services to various investors that assisted the company.

Research and Development

Our expenses increased for the year ended December 31, 2010 by $1,349,225 compared to the year ended December 31, 2009, as we expensed in process research and development charges acquired in the acquisition of Vardisto Investments as required by the guidance of US GAAP when the acquisition of an entity is determined to be the acquisition of assets.

Going Concern

We have historically incurred losses and have incurred a loss of $2,957,670 for the year ended December 31, 2010 and $937,573 for the year ended December 31, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Investment in Molecular Vision

We have made an equity investment in Molecular Vision, a privately held company incorporated in Great Britain and whose business is complementary to the our business, as described in more detail under the heading “Business – Corporate History”. This investment is accounted for under the cost method of accounting, as we held less than 20% of the voting stock outstanding and did not exert significant influence over this company. We assess the recoverability of this investment by reviewing various indicators of impairment. We also reviewed the sales of Molecular Vision securities to other investors when that is a more reliable indicator of the fair value of our shareholdings and reviewed cash flow projections prepared by Molecular Vision. As a result of performing a review of the fair value of our investment in the shares of Molecular Vision for the year ended December 31, 2009, we recorded a write-down of the investment in the amount of $239,330 and a further reduction of $827,400 for the year ended December 31, 2010 based on our determination that there was a decline in the value of the investment that was other than temporary.

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

Recent Accounting Pronouncements

There are no accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the Company’s financial position or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACRONGENOMICS, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Stated in US Dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Acrongenomics, Inc.
(a Development Stage Company)

We have audited the accompanying consolidated balance sheets of Acrongenomics, Inc. (the “Company”, a Development Stage Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and changes in capital deficit for the years then ended and for the period from August 17, 1999 (Date of Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Acrongenomics, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from August 17, 1999 (Date of Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $30,528,065 at December 31, 2010 and incurred a net loss of $2,957,670 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP BDO Canada LLP Chartered Accountants

Vancouver, Canada
March 9, 2012

ACRONGENOMICS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and December 31, 2009
(Stated in US Dollars)

ASSETS	December 31,	December 31,
	2010	2009

Current
Cash	6,615	$4,303
Prepaid expenses and deposit	-	15,000
	6,615	19,303

Deposit	-	14,142
Patent and other intangible assets - Note 4	49,737	-
Investment in Molecular Vision - Note 3	1	827,401
	$56,353	$860,846

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 8	$1,124,731	$721,149
Promissory notes payable - Note 6	690,913	658,522
Loans payable - Note 7	60,758	1,000
	1,876,402	1,380,671

Promissory note payable - Notes 4 and 6	1,394,969	-
	3,271,371	1,380,671

CAPITAL DEFICIT

Capital stock - Note 9
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
27,783,481 common shares (December 31, 2010 - 25,580,481)	27,783	25,580
Additional paid-in capital	27,285,264	27,024,990
Deficit accumulated during the development stage	(30,528,065)	(27,570,395)
	(3,215,018)	(519,825)
	$56,353	$860,846

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2010 and 2009 and
for the period from August 17, 1999 (Date of Inception) to December 31, 2010
(Stated in US Dollars)

	Years Ended		August 17,1999
	December 31,		(Date of Inception)
	2010	2009	to December 31, 2010
Expenses
Accounting and audit fees - Note 8	$171,483	$156,248	$898,565
Amortization of patents	-	-	741,430
Appraisals	-	-	14,500
Bank charges	1,304	1,981	20,019
Consulting fees - Notes 8 and 9	468,176	307,437	3,376,681
In-process research and development - Note 4	1,349,225	-	1,349,225
Investor relations	14,924	7,600	602,020
Legal fees	23,516	82,961	452,086
Management fees	-	11,647	3,326,506
Office and miscellaneous	2,279	3,717	142,091
Rent - Note 8	1,907	61,127	171,337
Research and development - Note 8	-	-	9,202,266
Transfer agent and filing fees	7,289	7,050	47,032
Travel	-	4,979	456,587
Write-down of patents		-	8,004,447

Loss before other income (expenses)	(2,040,103)	(644,747)	(28,804,792)

Other income (expenses)
Interest income	-	10	23,150
Interest, fees and accretion on notes payable - Note 8	(61,010)	(121,152)	(688,639)
Change in fair value of derivative liability - Note 5	-	169,452	169,452
Write-down of investment in Molecular Vision - Note 3	(827,400)	(239,330)	(1,066,730)
Foreign exchange gain (loss)	(29,157)	(101,806)	(118,508)

Loss from continuing operations	$(2,957,670)	$(937,573)	$(30,486,067)
Loss from discontinued operations	-	-	(41,998)

Net loss for the period	$(2,957,670)	$(937,573)	$(30,528,065)
Basic and diluted loss per share	$(0.11)	$(0.04)

Weighted average number of shares outstanding	26,329,892	24,951,580

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2010 and December 31, 2009 and for the period from August 17, 1999 (Date of Inception) to December 31, 2010
(Stated in US Dollars)

				August 17,1999
	Years ended December 31,			(Date of Inception) to
	2010	2009		December 31, 2010

Cash Flows used in Operating Activities
Net loss for the period	$(2,957,670)	$(937,573	) $	(30,528,065)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of patents		-		741,430
Financing fee on convertible promissory note		7,500		7,500
In-process research and development	1,349,225	-		1,349,225
Write-down of investment in Molecular Vision	827,400	239,330		1,066,730
Change in fair value of derivative liability	-	(169,452)		(169,452)
Accretion of debt discount		56,138		538,262
Unrealized foreign exchange	29,349	98,141		127,490
Shares issued for consulting and management fees	129,825	-		1,442,325
Loan origination fee - Note 6	-	16,245		16,245
Stock-based compensation	35,352	21,871		1,939,067
Write-down of patents	-	-		8,004,447
Changes in non-cash working capital balances related to operations:
Prepaid expenses and deposit	15,000	2,618		-
Accounts payable and accrued liabilities	403,795	210,184		2,958,559
Net cash used in operating activities	(167,724)	(454,998)		(12,506,237)

Cash Flows provided by Financing Activities
Issuance of common shares	91,300	584,400		12,855,738
Share purchase warrants	-	-		370,307
Common stock subscriptions	-	-		29,800
Issuance of convertible notes	-	142,500		836,636
Repayment of convertible note	-	-		(300,000)
Loan payable	59,758	-		60,758
Net cash provided by financing activities	151,058	726,900		13,853,239

Cash Flows used in Investing Activities
Investment in Molecular Vision	-	(275,501)		(1,373,140)
Cash acquired in asset acquisition	4,836	-		4,836
Refund on termination of development agreement	-	-		149,794
Deposit	14,142	(14,142)		-
Patents	-	-		(121,877)
Net cash used in investing activities	18,978	(289,643)		(1,340,387)

Increase (decrease) in cash during the period	2,312	(17,741)		6,615
Cash, beginning of period	4,303	22,044		-
Cash, end of period	$6,615	$4,303		$6,615

Supplemental Cash Flow Information - Note 12

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to December 31, 2010
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

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
CONSOLIDA TED STA TEM ENT OF CHA NGES IN CA PITA L DEFICIT
for the period A ugust 17, 1999 (Date of Inception) to December 31, 2010
(Stated in US Dollars)

						Deficit
		Common Stock				A ccumulated
				A dditional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2003 - brought forward		10,115,000	10,115	67,885	-	(56,891)	21,109
Pursuant to the acquisition of patent	at $1.96	4,000,000	4,000	7,836,000	-	-	7,840,000
Capital stock issued for patent commission	at $1.96	400,000	400	783,600	-	-	784,000
Capital stock issued for cash	at $1.00	420,000	420	419,580	-	-	420,000
Capital stock issued for commission	at $1.00	42,000	42	41,958	-	-	42,000
Less: commission		-	-	(77,000)	-	-	(77,000)
Capital stock issued for cash	at $2.30	537,956	538	1,236,761	-	-	1,237,299
Capital stock issued for commission		50,594	50	116,316	-	-	116,366
Less: commission		-	-	(116,366)	-	-	(116,366)
Capital contribution		-	-	6,000	-	-	6,000
Stock s ubscriptions		-	-	-	426,329		426,329
Net loss for the year		-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004 - brought forward		15,565,550	15,565	10,314,734	426,329	(1,920,267)	8,836,361

Capital stock issued for cash	at $2.30	72,500	73	166,677	-	-	166,750
	at $2.40	108,168	108	259,495	-	-	259,603
	at $3.50	551,443	551	1,929,499	-	-	1,930,050
	at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for commission	at $4.00	81,337	82	325,266	-	-	325,348
Less: commission		-	-	(350,248)	-	-	(350,248)
Capital stock issued purs uant to the exercise of warrants	at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	364,000
Capital stock issued for consulting s ervices	at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing operations		-	-	-	-	(14,152,210)	(14,152,210)
Net loss from discontinued operations		-	-	-	-	(1,935)	(1,935)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to December 31, 2010
(Stated in US Dollars)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2005 - brought forward		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares		(4,000,000)	(4,000)	4,000	-	-	-
Stock-based compensation		-	-	529,673	-	-	529,673
Capital stock issued for cash	at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)

Balance, December 31, 2006 - brought forward		14,131,457	14,131	18,315,544	40,000	(18,554,700)	(185,025)

Capital stock issued for cash:	at $0.50	220,000	220	109,780	(40,000)	-	70,000
	at $0.80	250,000	250	199,750	-	-	200,000
	at $1.10	2,230,924	2,231	2,451,785	(3,300)	-	2,450,716
Capital stock issued for commission		126,090	126	(126)	-	-	-
Less: commission - cash		-	-	(64,021)	-	-	(64,021)
Stock as bonus	at $0.86	750,000	750	644,250	-	-	645,000
Stock issued to settle accounts payable	at $1.00	158,000	158	157,842	-	-	158,000
Stock-based compensation		-	-	533,252	-	-	533,252
Net loss for the year		-	-	-	-	(5,056,117)	(5,056,117)

Balance, December 31, 2007		17,866,471	17,866	22,348,056	(3,300)	(23,610,817)	(1,248,195)

SEE ACCOMPANYING NOTES

ACRONGENOMICS , INC .
(A Development Stage Company )
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception ) to December 31, 2010
(Stated in US Dollars)

						Deficit
		Common Stock				Accumulated
				Additiona l	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Valu e	Capital	(Receivable )	Stage	Total

Balance , December 31, 2007 - brought forward		17,866,471	17,866	22,348,056	(3,300)	(23,610,817)	(1,248,195)

Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	at $1.10	90,000	90	98,910	-	-	99,000
	at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting and management fees	at $0.95	150,000	150	142,350	-	-	142,500
	at $0.53	150,000	150	79,350	-	-	79,500
	at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less : commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts payable	at $0.95	150,000	150	142,350	-	-	142,500
	at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes		-	-	482,124	-	-	482,124
Stock-based compensation		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance , December 31, 2008		23,906,731	23,906	26,507,207	26,500	(26,632,822)	(75,209)

Capital stock issued for cash	at $0.40	1,673,750	1,674	667,826	(26,500)	-	643,000
Less: commission		-	-	(58,600)	-	-	(58,600)
Reclassification of derivative liabilit y		-	-	(113,314)	-	-	(113,314)
Stock-based compensation		-	-	21,871	-	-	21,871
Net loss for the year		-	-	-	-	(937,573)	(937,573)

Balance , December 31, 2009		25,580,481	25,580	27,024,990	-	(27,570,395)	(519,825)

Capital stock issued for cash :	at $0.40	25,000	25	9,975	-	-	10,000
	at $0.20	175,000	175	34,825	-	-	35,000
	at $0.10	548,000	548	54,252	-	-	54,800
Capital stock issued for services :	at $0.10	985,000	985	97,515	-	-	98,500
	at $0.07	447,500	448	30,877	-	-	31,325
Capital stock issued for commission :	at $0.10	10,000	10	990	-	-	1,000
	at $0.40	12,500	12	4,988	-	-	5,000
Less: commission paid		-	-	(8,500)	-	-	(8,500)
Stock-based compensatio n		-	-	35,352	-	-	35,352
Net loss for the period		-	-	-	-	(2,957,670)	(2,957,670)

Balance, December 31, 2010		27,783,481	$27,783	$27,285,264	$-	$(30,528,065)	$(3,215,018)

SEE ACCOMPANYING NOTES

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Stated in US Dollars)

Note 1	Business Description, Basis of Presentation and Liquidity

Business

The Company is a development stage company focusing on commercializing novel technology platforms concerning the life sciences sector. The Company intends to focus its resources on the development of a compound as a potential cholesterol-lowering agent to treat effectively hypercholesterolemia, the research and experimental results of which were acquired in the acquisition of Vardisto Investments Ltd (“Vardisto”). Additionally, the acquisition of Vardisto included the intellectual property associated with the development of a system called IKAROS-1000, a sophisticated and environmentally friendly fire extinguishing system.

Basis of Presentation and Liquidity

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-K.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2010, the Company had not yet achieved profitable operations, had an accumulated deficit of $30,528,065 since its inception and incurred a net loss of $2,957,670 for the year then ended and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by either debt or equity financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 2	Summary of Significant Accounting Policies

	a)	Use of Estimates The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, conversion features embedded in convertible notes payable, derivative valuations, stock based compensation and loss contingencies.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

	a)	Use of Estimates – (cont’d)

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

	b)	Principles of Consolidation

These consolidated financial statements include the accounts of Acrongenomics, Inc and its wholly-owned subsidiary, Vardisto Investments Ltd., a company incorporated under the laws of Cyprus. All inter-company transactions and balances have been eliminated.

	c)	Segment Reporting

The Company has determined that it currently operates in only one segment, which is the research and development of novel technology platforms concerning the life sciences sector. Substantially all of the Company’s long-term assets, consisting of patents and other intangible assets, are located in Cyprus.

	d)	Development Stage

The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

	e)	Investment in Molecular Vision Ltd.

The Company has made an equity investment in Molecular Vision Ltd., a privately held company incorporated in Great Britain and whose business is complementary to the Company’s business. This investment is accounted for under the cost method of accounting, as the Company held less than 20% of the voting stock outstanding and did not exert significant influence over this company. During the year ended December 31, 2010, the Company recorded an impairment charge of $827,400 (2009 - $239,330) on its investment in Molecular Vision due a decline in the fair value of the investment that was considered other than temporary. ( Note 3)

	f)	Impairment of Long-Lived Assets

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

	g)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and loans payable approximate their fair value due to the short maturity of such instruments. The fair value of the Company’s $2,000,000 promissory note is discussed in Note 6. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is subject to foreign exchange price risk as it periodically incurs expenses and accrues liabilities denominated in foreign currencies. The Company does not use derivative instruments to reduce its exposure to fluctuations in exchange rates.

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

	i)	Basic and Diluted Loss per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended December 31, 2010, loss per share excludes 7,742,430 (December 31, 2009 – 7,944,680) potentially dilutive common shares (related to outstanding options, warrants and shares and warrants issuable on the conversion of convertible promissory notes) as their effect was anti-dilutive.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

	j)	Foreign Currency Translation

The Company’s functional currency is the United States dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”). Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated results in foreign currency transaction gains or losses and are included in the Statement of Operations in the period in which they arise.

	k)	Stock-based Compensation

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

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

	l)	Research and Development

Research and development costs are expensed as incurred. In process research and development costs (“IPR&D”) acquired in a business combination are capitalized; otherwise, IPR&D acquired in asset acquisitions are expensed to operations in the period in which they are acquired.

	m)	Intangible assets

Finite-lived intangible assets, consisting primarily of patent charges with a remaining statutory life of 20 years, are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	n)	Recent Accounting Pronouncements

There are no accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the Company’s financial position or results of operations.

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number and Class of Molecular
	shares owned
	Class A Preferred	Class A
	Shares	Ordinary Shares	Amount
Balance - December 31, 2008	-	33,734	791,230
Acquisition of Molecular Class A Preferred shares for GBP £166,042	19,426	-	275,501
Less: Write-down of Class A Ordinary shares	-	-	(239,330)
Balance as at December 31, 2009	19,426	33,734	$827,401
Less: Write-down of Class A ordinary and Preferred shares	-	-	(827,400)
Balance as at December 31, 2010	19,426	33,734	$1

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 6

Note 3	Investment in Molecular Vision Ltd. – (cont’d)

During the year ended December 31, 2009, the Company recorded an impairment charge of $239,330 on its investment in Class A Ordinary Shares of Molecular to an amount equivalent to what other investors paid for these shares. This amount was determined to be more representative of an exit price in accordance with the guidance of ASC 820.

During the year ended December 31, 2010, the Company determined the fair value of its investment in Molecular Vision Ltd. to be impaired due to the inability of Molecular Vision Ltd. to obtain additional financing in order to develop its BioLED technology to the stage of commercial applications. Accordingly, the Company has written down its investment to $1 in recognition thereof.

Note 4	Acquisition of Vardisto Investments Ltd.

On December 29, 2010, the Company completed a transaction by which it acquired 100% of the issued and outstanding shares of Vardisto Investments Limited (“Vardisto”), a private company located in Cyprus for consideration consisting of a promissory note (“the Note”). The promissory note is due on or before December 31, 2013 for the principal sum of $2,000,000, together with interest thereon at a rate equal to four (4%) percent per annum compounded annually.

The Company will have the option and right at any time until the Note is fully paid to convert any amount outstanding, including accrued interest into common shares at the average closing price of the three days prior to conversion.

The promissory note has been recorded at its fair value on issuance in the amount of $1,394,969 by determining its present value at inception using a risk-adjusted discount rate of 17.3%. The resulting discount from its face value in the amount of $605,031 will be accreted to income over the term of the note.

The acquisition of Vardisto Investments Ltd. was not considered to be a business combination primarily because the set of assets and activities of Vardisto Investments did not include the processes requisite to meet the definition of a business. Therefore, the transaction has been accounted for as an acquisition of assets by the Company. The transaction has been measured at fair value with the allocation of the purchase price based on the assets acquired, measured at fair value at the date of the acquisition. The assets of Vardisto include investments in two companies incorporated in Cyprus of which it owns 80% and 65% interests respectively. The Company has not recorded any non-controlling interest in respect of these investments in its consolidated financial statements due to their immateriality.

The allocation of the purchase price to the assets acquired is as follows:

Cash	$4,836
Patents and other assets	49,737
Accounts payables	(8,829)
Fair value of net assets acquired	$45,744
Consideration paid:
Convertible promissory note	$1,394,969

The excess of consideration over fair value of net assets acquired totalling $1,349,225 has been included in “In Process Research and Development” expense for the year ended December 31, 2010.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 7

Note 5	Fair Value Measurements

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

As at December 31, 2010, the Company has determined that it does not hold any Level 1 assets and its shareholdings in Molecular Vision, which are measured on a non-recurring basis, represent Level 2 assets.

The fair value changes of the Company’s Level 2 assets are summarized as follows:

	Beginning Value			Ending Fair
	of	Shares	Impairment	Value of Level 2
	Level 2 Assets	Acquired	Charge	Assets
For the 12 months ended December 31, 2010	$827,401	$-	$(827,400)	$1

For the 12 months ended December 31, 2009	$791,230	$275,501	$(239,330)	$827,401

The Company’s embedded conversion features in each of the $394,136 and $150,000 convertible promissory notes (Note 6) contain clauses that call for the repayment of the note at a foreign exchange rate of not less than $1US = $CDN1.27. In accordance with ASC 815-40-15, a conversion option embedded in a convertible debt instrument that is denominated in a currency other than the issuer's functional currency fails the “fixed-for fixed” criteria of that guidance thus requiring bifurcation as a derivative liability. Given the decline in the cumulative fair value of the Company’s shares and warrants to below the conversion prices inherent in these notes, the derivative liability has a fair value of $Nil at December 31, 2010 (December 31, 2009: $Nil)

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 8

Note 5	Fair Value Measurements – (cont’d)

The resulting derivatives are required to be measured at their fair value each reporting period and they constitute Level 3 liabilities given that they have no active market and are measured based on information that is unobservable. A summary of the Company’s Level 3 for the year ended December 31, 2010 and year ended December 31, 2009 is as follows:

Derivative Liabilities
	Beginning Value	bifurcated from	Change in fair	Ending Fair
	of	convertible	value of derivative	Value of Level 3
	Level 3 Liabilities	promissory notes	liabilities	Liabilities
For the 12 months ended December 31, 2010	$-	$-	$-	$-

For the 12 months ended December 31, 2009	$-	$169,452	$(169,452)	$-

The Company determined for the fair value of the component of derivative liability represented by the warrants issuable on conversion of the promissory notes by using the Black Scholes model with the following assumptions:

	December 31, 2010	December 31, 2009
Expected life	2 years	2 years
Expected Volatility	193.13%	166.94-181.45%
Risk free interest rate	0.62%	1.00-1.70%
Dividend Yield	0%	0%

Note 6	Promissory Notes Payable

	December 31,	December 31,
	2010	2009

$394,136 convertible promissory note

- principal	$394,136	$394,136
- foreign exchange adjustment	106,316	82,674

	500,452	476,810
$150,000 convertible promissory note

- principal	150,000	150,000
- loan origination fee	16,245	16,425
- foreign exchange adjustment	24,216	15,287

	190,461	181,712

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 9

Note 6	Promissory Notes Payable – (cont’d)

$2,000,000 promissory note
- principal	2,000,000	-
- debt discount	(605,031)	-
- accretion	-	-
	1,394,969	-
	2,085,882	658,522
Less: current portion	(690,913)	(658,522)
	$1,394,969	$-

$394,136 Promissory Note

During the year ended December 31, 2008, the Company was loaned $394,136 by a director of the Company by the issuance of a convertible promissory note, payable on demand, with interest accruing on the balance of principal outstanding at 8% per annum, compounded monthly and payable monthly. The note is convertible into units of the Company at a price of $0.40 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.75 per share for a period of two years from the date of issuance. Upon the issuance of the note, the Company recorded a beneficial conversion feature totalling $292,124 which was accreted to income in its entirety and included in interest, fees and accretion on notes payable in the financial statements during the year ended December 31, 2008.

Effective March 1, 2009, the Company and the lender agreed to modify the terms of the note by increasing the interest rate to 10% per annum and by changing the terms of repayment such that the Company is to repay the note in Canadian dollars at a foreign exchange rate of not less than $1US = $1.27 Canadian. As a result of the Company having to repay the note in a currency other than its functional currency, in accordance with ASC 830-35-1 “Transaction Gains and Losses”, changes in the exchange rate between the US and Canadian dollar will affect the expected amount of the payment upon the settlement of the note requiring the Company to record the change in rate as a transaction gain or loss in the Statement of Operations. For the twelve months ended December 31, 2010, the Company recorded a foreign exchange loss of $23,642 (2009: $82,674) on the note resulting in a balance payable as at December 31, 2010 of $500,452 (2009: $476,810).

Additionally, the conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. In accordance with ASC 815, the Company is required to re-measure the fair value of the derivative at each reporting period with the change in fair value recorded as a gain or loss in the Statement of Operations. At December 31, 2010, the Company remeasured the fair value of the derivative liability and determined it had a fair value of $nil (2009: $nil).

During the year ended December 31, 2010, the Company accrued interest of $44,697 (2009: $35,483) on this note.

This note is secured by an interest in all property of the Company.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 10

Note 6	Promissory Notes Payable – (cont’d)

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

For the year ended December 31, 2010, the Company recorded a foreign exchange loss of $8,929 (2009: 15,287) on the note resulting in a balance payable as at December 31, 2010 of $190,461 (2009: $181,712).

Additionally, the conversion feature of this note failed the two-step evaluation criteria contained in ASC 815-40 and, as a result, it was determined that it was required to be bifurcated from the host contract and recorded as a derivative liability. In accordance with ASC 815, the Company is required to re-measure the fair value of the derivative at each reporting period with the change in fair value recorded as a gain or loss in the Statement of Operations. At December 31, 2010, the Company re- measured the fair value of the derivative liability and determined it had a fair value of $nil (2009: $nil).

During the year ended December 31, 2010, the Company accrued interest of $16,313 (2009: $5,786) on this note.

This note is secured by an interest in all property of the Company.

$2,000,000 Promissory Note

In conjunction with its acquisition of Vardisto Investments Ltd (Note 4), the Company issued a promissory note (“the Note”) due on or before December 31, 2013 for the principal sum of $US 2,000,000, together with interest thereon at a rate equal to four (4%) percent per annum compounded annually. The Company will have the option and right at any time until the Note is fully paid to convert any amount outstanding, including accrued interest into common shares at the average closing price of the three days prior to conversion. The promissory note has been recorded at its fair value on issuance in the amount of $1,394,969 with the resulting discount from its face value of $605,031 being accreted to income as interest expense over the term of the note using the effective interest method. The Company has recorded no interest or accretion on the Note for the year ended December 31, 2010.

Note 7	Loans Payable

On April 7, 2010, the Company was loaned €25,000 (US $33,090) by issuance of a promissory note, payable on demand, with interest accruing on the balance of the principal outstanding at 8 percent per annum compounding monthly and payable quarterly, maturing on October 1, 2010. For the twelve months ended December 31, 2010, the Company recorded a foreign exchange loss of $40 on the note resulting in a balance payable as at December 31, 2010 of $33,130. The Company has negotiated with the holder of the loan to extend the maturity date to January 1, 2011.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 11

Note 7	Loans Payable – (cont’d)

The Company received additional loans from two (2) other Shareholders of the Company in the amount of $8,000.

During the year ended December 31, 2010, the Company received additional unsecured advances from an officer of the Company totalling $18,628. These advances are non-interest bearing and have no specific terms for repayment. Loans payable at December 31, 2010 includes $19,628 (December 31, 2009: $1,000) owing to an officer and director and the spouse of an officer of the company.

Note 8	Related Party Transactions

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

			August 17, 1999
			(Date of
			Inception)
	For the Years Ended		to
	December 31,		December 31,
	2010	2009	2010
Accounting fees	$61,271	$81,215	$417,629
Consulting fees	175,139	158,000	900,040
Legal fees	-	-	60,656
Management fees	-	-	2,747,128
Rent (Note 11)	-	-	36,000
Research and development	-	-	5,604,189
Interest and accretion and fees on convertible Promissory notes - Note 5	61,010	121,152	491,649
	$297,420 $	360,367	$10,257,291

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at December 31, 2010 includes $393,917 (December 31, 2009: $195,037) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president and a company subject to significant influence for accounting, management, consulting services received and rent.

During the 12 months ended December 31, 2010, the Board of Directors approved the grant of 500,000 options to a director of the company for services rendered. The options vest on a graded vesting schedule where 25% of the options will vest 3 months after the grant date and every 3 months thereafter until fully vested. They have an exercise price of $0.50 per share and are exercisable for a period of 8 years from the date of issue. Of the 500,000 options granted, there were 250,000 that vested during the year ended December 31, 2010 for which the Company recorded stock-based compensation totalling $31,139 (Note 9).

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 12

Note 9	Common Stock

On February 6, 2009, the Company issued 625,000 units pursuant to a private placement at $0.40 per share for total proceeds of $250,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $25,000 on this placement.

On February 6, 2009, the Company issued 66,250 units pursuant to two (2) subscriptions for a total of $26,500. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years.

On May 15, 2009, the Company issued 525,000 units pursuant to three (3) private placements at $0.40 per share for total proceeds of $210,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid commissions totalling $19,000 consisting of $16,000 cash and 7,500 shares issued at a fair value of $0.40 per share on this placement.

On July 22, 2009, the Company issued 105,000 units at $0.40 per unit for total proceeds of $42,000 received on February 1, 2010. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $4,200 on this placement.

On September 16, 2009, the Company issued 165,000 units pursuant to four (4) private placements at $0.40 per share for total proceeds of $66,000. Each unit consisted of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $5,900 on this placement.

On October 29, 2009, the Company issued 137,500 units at $0.40 per unit for total proceeds of $55,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of $5,500 on this placement.

On October 29, 2009, the Company issued 50,000 units at $0.40 per unit for total proceeds of $20,000. Each unit consists of one share and one common share purchase warrant exercisable at $0.75 for a period of two (2) years. The Company paid a commission of 5,000 shares for this placement.

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

On August 9, 2010, the Company issued 985,000 fully vested shares at a fair value of $0.10 per share based on quoted market price for a total of $98,500 in respect of consulting services rendered.

On August 9, 2010, the Company issued 100,000 units at $0.10 per unit for total proceeds of $10,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. The Company paid a commission of 10,000 shares.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 13

Note 9	Common Stock – (cont’d)

On August 9, 2010, the Company issued 100,000 units at $0.10 per unit for total proceeds of $10,000. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. The Company paid a commission of $1,000.

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

On October 13, 2010, the Company issued 12,500 shares at $0.40 per share in respect of commissions.

On November 3, 2010, the Company issued 146,000 units at $0.10 per unit for total proceeds of $14,600. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. The Company paid a commission of $1,500 on this placement.

On November 11, 2010, the Company issued 447,500 fully vested common shares at a fair value of $0.07 based on quoted market price for a total of $31,325 for consulting services rendered to the Company.

Commitments

Share Purchase Warrants

A summary of changes in the Company’s share purchase warrants for the year ended December 31, 2010 and December 31, 2009 outstanding is presented below:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	3,124,000	$0.75	3,257,870	$1.20
Issued	748,000	$0.51	1,673,750	$0.75
Expired	(1,450,250)	$0.75	(1,807,620)	$1.57

Outstanding, end of period	2,421,750	$0.68	3,124,000	$0.75

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 14

Note 9	Common Stock – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at December 31, 2010:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

20,000	$0.75	January 31,2011	*
671,250	$0.75	February 28, 2011	*
525,000	$0.75	May 31, 2011	*
165,000	$0.75	September 30, 2011	*
187,500	$0.75	October 31, 2011	*
105,000	$0.75	February 28, 2012	*
25,000	$0.75	April 15, 2012
723,000	$0.50	June 15, 2012

2,421,750

* subsequent to December 31, 2010, these warrants expired unexercised

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

A summary of changes in the Company’s stock options for the year ended December 31, 2010 and the year ended December 31, 2009 is presented below:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	2,100,000	$0.76	2,100,000	$0.76

Granted	500,000	$0.50	-	-

Outstanding, end of period	2,600,000	$0.71	2,100,000	$0.76

Exercisable, end of period	2,350,000	$0.73	2,050,000	$0.77

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 15

Note 9	Common Stock – (cont’d)

Commitments – (cont’d)

Stock-Based Compensation Plan – (cont’d)

At December 31, 2010 the following stock options were outstanding:

Number of shares
					Aggregate
Total		Number	Exercise	Expiry	Intrinsic
Number		Vested	Price	Date	Value

600,000	(1)	600,000	$1.00	March 22, 2012	$-
100,000	(2)	100,000	$2.50	May 3, 2016	$-
600,000	(3)	600,000	$0.50	February 12, 2017	$-
500,000	(4)	500,000	$0.60	March 31, 2018	$-
100,000	(5)	100,000	$0.50	April 1, 2018	$-
200,000	(6)	200,000	$0.50	April 1, 2018	$-
500,000	(7)	250,000	$0.50	June 1, 2018	$-
2,600,000		2,350,000

(1)	As at December 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the years ended December 31, 2010 and 2009.

(2)	As at December 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the years ended December 31, 2010 and 2009.

(3)	As at December 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the year ended December 31, 2010 (2009: $11,647).

(4)	As at December 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the years ended December 31, 2010 and 2009.

(5)	As at December 31, 2010, these options had fully vested and no stock-based compensation was recognized in the financial statements for the years ended December 31, 2010 and 2009.

(6)

As at December 31, 2010, of these options had fully vested. During the year ended December 31, 2010, the Company recognized stock-based compensation of $4,213 (2009: $10,224) included in consulting fees in the financial statements.

(7)

These options were granted during the year ended December 31, 2010 and as that date, a total of 250,000 had fully vested. During the year ended December 31, 2010, the Company recognized stock-based compensation of $31,139 included in consulting fees in the financial statements.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 16

Note 9	Common Stock – (cont’d)

Commitments – (cont’d)

Stock-Based Compensation Plan – (cont’d)

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following assumptions applied to stock options granted during the years:

	2010	2009

Expected dividend yield	0%	-
Expected volatility	141.6% - 149.4%	-
Risk-free Interest Rate	2.21% - 3.09%	-
Term in years	8	-
Fair value	$0.07 - $0.23	-

A summary of changes in the Company’s unvested stock options for the year period ended December 31, 2010 and the year ended December 31, 2009 is presented below:

	December 31, 2010			December 31, 2009
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Grant Date	Number of	Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value

Outstanding, beginning of period	50,000	$0.50	$0.43	300,000	$0.50	$0.43
Granted	500,000	$0.50	$0.10	-	-	-
Cancelled	-	-	-	-	-	-
Vested	(300,000)	$0.50	$0.13	(250,000)	$0.50	$0.43

Outstanding, end of period	250,000	$0.50	$0.08	50,000	$0.50	$0.43

As at December 31, 2010, there remains a total of $15,269 of unrecognized compensation expense that is expected to be recognized in 2011 when the remaining options vest.

Stock-based compensation amounts, including those related to shares issued for non-cash consideration during the period, are classified in the Company’s Statement of Operations as follows:

	2010	2009
Consulting fees	$165,177	$21,871

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 17

Note 10	Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2010	2009

Deferred tax assets
Net operating losses carryforward	$2,111,000	$1,924,000
Undeducted accruals	280,000	224,000
Convertible promissory notes	43,000	33,000
Investment in Molecular Vision	363,000	81,000
Less: valuation allowance	(2,797,000)	(2,262,000)

Deferred tax assets	$-	$-

The Company's income tax expense for the years ended December 31, 2010 and 2009 differed from the United States statutory rates:

	2010	2009
Statutory tax rate	34%	34%

Income tax benefit at statutory rate	$(1,006,000)	$(319,000)
Increase in income taxes resulting from:
Non-deductible expenses	-	9,000
Effect of reclassification of derivative liability	-	(39,000)
In process research and development	459,000	-
Stock-based compensation	12,000	8,000
Change in valuation allowance	535,000	341,000
Income tax expense	$-	$-

At December 31, 2010, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $6,207 which are available to reduce taxable income in future taxation years. These losses expire as follows:

Year of Expiry	Amount
2027	4,115,000
2028	1,230,000
2029	314,000
2030	548,000

$6,207,000

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 18

Note 10	Income Taxes – (cont’d)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 2010 and December 31, 2009.

As at December 31, 2010, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

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

Management’s analysis of ASC 740 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of December 31, 2010. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 11	Commitments

On March 28, 2008, the Company entered into a consulting agreement at $10,000 per month. The agreement was for one year ending March 27, 2009. The agreement was then extended for another year ending March 27, 2010 and further year ended March 27, 2011, except if terminated by the parties. Subsequent to December 31, 2010, this contract was terminated by the Company.

On October 1, 2008, the Company entered into a rent agreement at $5,000 per month. The agreement was for two years and contained an automatic renewal period for one additional year unless either party gives the other 30 days written notice of its intention not to further renew the agreement. Due to the acquisition of Vardisto Investment the rent agreement terminated September 30, 2010.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 19

Note 12	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the year ended December 31, 2010, the Company issued 1,432,500 (2009 - nil) common shares in respect of consulting fees. The fair value of these share issuances was $129,825 (2009 - nil).

During the year ended December 31, 2010, the Company issued 22,500 (2009 – nil) common shares having a fair value of $6,000 (2009 – nil) in respect of payment of commissions.

These transactions have been excluded from the statements of cash flows.

Note 13	Subsequent Events

1.	Subscription Agreements

Subsequent to December 31, 2010:

	a)	On February 15, 2011, the Company issued 75,000 shares at a value of $0.10 per share for a total of $7,500 for services.

b)

On May 3, 2011, the Company received $10,000 pursuant to a subscription agreement for 100,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue.

c)

On May 5, 2011, the Company received $30,000 pursuant to a subscription agreement for 300,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue. A commission of $3,000 was paid on this subscription.

d)

On May 11, 2011, the Company received $10,000 pursuant to a subscription agreement for 100,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue.

e)

On May 31, 2011, the Company received $20,000 pursuant to a subscription agreement for 200,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue.

f)

On June 10, 2011, the Company received $10,000 pursuant to a subscription agreement for 100,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue. A commission of $1,000 was paid on this subscription.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars) - Page 20

Note 13	Subsequent Events (cont’d)

g)

On June 10, 2011, the Company received $20,000 pursuant to a subscription agreement for 200,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue. A commission of $2,000 was paid on this subscription.

h)

On October 31, 2011, the Company received $20,000 pursuant to a subscription agreement for 200,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue.

2.	Promissory Notes

a)

Subsequent to December 31, 2010, the Company entered into a debt agreement in exchange for $53,000 in cash financing maturing on November 16, 2011. The convertible note accrues interest at a rate of 8% per annum to maturity and 22% thereafter. The note is convertible at 61% of the closing price of the common shares on the day prior to the conversion date. The debtor had sent a request for payment with penalty of 50% of the amount due by Acrongenomics for failure to file the required 10-K for the year ended December 31, 2010 by June 2011. The debtor postponed any action against Acrongenomics to allow the Company to file the required report.

b)

On March 25, 2011, subsequent to December 31, 2010, the Company signed a convertible promissory note in the amount of $50,000 USD. The note is convertible into shares of the Company at $0.08 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, these officers concluded that as of December 31, 2010, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures were due to material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934) for our company. Our internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework. Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Weaknesses Identified

Management has identified material weaknesses in our internal control over financial reporting primarily in the following areas:

  Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s December 31, 2010 financial statements.

Because of the inherent limitations in our technical accounting knowledge of US GAAP, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

We intend to engage the services of an independent consultant with sufficient expertise in complex US GAAP matters to assist us in the preparation of our financial statements by December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On February 14, 2011, we entered into a debt agreement with Asher Enterprises, Inc. in exchange for $53,000 in cash financing maturing on November 16, 2011. The convertible note accrues interest at a rate of 8% per annum to maturity and 22% thereafter. The note is convertible at 61% of the closing price of the common shares on the day prior to the conversion date.

On April 18, 2011, we received a demand letter with respect to a convertible promissory note dated February 14, 2011 issued to Asher Enterprises, Inc. in the principal amount of $53,000 bearing a per annum interest rate of 8%. The letter stated that the convertible promissory note provides that we would be in default if we fail to comply with the reporting requirements of the Securities Exchange Act of 1934. Based on this, the letter stated that we were in default under the convertible promissory note and demanded the immediate payment as provided in the convertible promissory note of $79,500 together with default interest as provided in the convertible promissory note. The letter stated that Asher Enterprises, Inc. would consider waiving this default, provided that we immediately become current in our filing obligations. Asher Enterprises, Inc. agreed to postpone the demand for payment, as long as we provided them the periodic status of our reporting requirements.

On February 2, 2012, the board received a Notice of Resignation from Dr. Manos Topoglidis to be effective March 1, 2012. Effective March 1, 2012, Dr. Manos Topoglidis ceased to be our Chief Technology Officer and director. Dr. Topoglidis’s resignation was not as a result of any disagreements with our company on any matter relating to our operations, policies or practices.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Platon Tzouvalis	Director President	46	February 14, 2005 October 5, 2006
Ron Lizée	Chief Financial Officer & Director	52	June 4, 2004
Dr. Evan Manolis	Director Chairman	53	May 8, 2007 September 2, 2008

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Platon Tzouvalis – President and Director

Platon Tzouvalis, M.Sc., was appointed as our Vice President on February 14, 2006 and subsequently as the President on October 5, 2006. As a Biochemist and ex-Abbott Laboratories Associate, he is an experienced pharmaceutical industry professional. He has been a member of our company’s Scientific Advisory Board since May 2004. His expertise lies in the areas of Quality Control, Operational Procedures as well as Pharmaceutical Product and Process Improvement. He received his B.Sc. Degree in Biochemistry from the University of Illinois in 1990 and his Master’s Degree in the same field from DePaul University at Chicago in 1995.

Mr. Tzouvalis’ earlier career includes working as a Research Chemist in collaboration with the University of Illinois at Chicago, holding the position of Research and Development Chemist at SynQuest, Inc. and as Advanced Quality Assurance Specialist of Organic Operations and then Project Manager in Bioanalytical Quality Assurance for Abbott Laboratories. Mr. Tzouvalis has also been awarded with the Abbott Diagnostics Division Science Award of 2002 as part of the Organic Operation Remediation Team.

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

Mr. Lizée is the owner/operator of Lizée Gauthier, Certified General Accountants where he has practiced since 1982. Mr. Lizée has over 29 years experience in the fields of Taxation, Accounting and Auditing. He graduated from the University of Saskatchewan, Canada in 1981 with a B. Comm., majoring in Accounting and gained his Certified General Accountant (CGA) designation in 1987, and Certified Financial Planner (CFP) designation in 1993. Mr. Lizée has experience in financial management within public companies having served as a director and Chief Financial Officer during 1995 to 1999. He is also a director and CFO of PreAxia Health Care Payment Systems Inc. a OTCBB public company. He is the former owner and Chief Executive Officer of a franchise chain operating in several Canadian provinces. Mr. Lizée is also the CEO and President of Gemstar Capital Properties Inc., a private corporation, which is involved in Land and Building Development Projects.

We believe Mr. Lizée is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Dr. Evan Manolis – Chairman and Director

Dr. Manolis was appointed a director of our company on May 8, 2007. Dr. Manolis received his B.S. from the University of Illinois at Chicago in 1987 and his M.D. in surgery from Southern Illinois University Medical School in 1991. He received extensive postgraduate training in general surgery internship and residency from the Medical College in Ohio. Dr. Manolis practices surgery in Chicago and Orland Park, Illinois and has been in the profession for eighteen years.

We believe Dr. Manolis is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Term of Office

Each director of our company is to serve until his successor is elected and qualified or until his death, resignation or removal. Each officer of our company is to hold office at the pleasure of our board of directors and until their successors have been duly elected and qualified or until his death, resignation or removal.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures

4.	Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Dr. Evan Manolis	Nil	1	1

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

Audit Committee and Audit Committee Financial Expert

We currently do not have an audit committee. During the year ended December 31, 2010, our board of directors performed some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit our annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of our system of internal accounting controls.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2010 who had total compensation exceeding $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2010 and, 2009, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE – YEARS ENDED DECEMBER 31, 2010 AND 2009
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Platon Tzouvalis	2010 2009	84,000 84,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	84,000 84,000
Ron Lizée	2010 2009	61,271 81,215	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	61,271 81,215
Dr. Manos Topoglidis	2010 2009	54,000 54,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	54,000 54,000

Our employment agreement with our President, Mr. Platon Tzouvalis, dated April 1, 2007 was renewed over the years till March 31, 2011. Mr. Platon Tzouvalis agreed to serve as our President and was obligated to perform his duties and responsibilities in good faith and on a best efforts basis. In consideration for his services, we paid him a monthly salary of $7,000. We also compensated Mr. Platon Tzouvalis for any expenses he incurred in carrying out his duties. On March 31, 2011, this employment contract was terminated by mutual consent. Mr. Platon Tzouvalis still acts as our President. The board is in the process of reviewing a new compensation package based on shares and fees.

Our employment agreement with our Chief Technology Officer, Dr. Manos Topoglidis, dated April 1, 2007 was renewed and was for a term of three years ending March 31, 2011. Dr. Manos Topoglidis agreed to serve as our Chief Technology Officer and was obligated to perform his duties and responsibilities in good faith and on a best efforts basis. In consideration for his services, we paid him a monthly salary of $4,500. We also compensated Dr. Manos Topoglidis for any expenses he incurred in carrying out his duties. On March 31, 2011, this employment agreement was terminated. On February 2, 2012, the board received a Notice of Resignation from Dr. Manos Topoglidis to be effective March 1, 2012. Effective March 1, 2012, Dr. Manos Topoglidis ceased to be our Chief Technology Officer and director. Our director and Chief Financial Officer, Mr. Ron Lizée has been with us since June of 2004 and is not on a contract. His professional accounting firm invoices our company monthly at the same billable rate as other clients.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Have Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Not Have Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Not Vested (#) (j)
Platon Tzouvalis	250,000 600,000	Nil Nil	Nil Nil	0.50 1.00	Feb 12, 2017 Mar 22, 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ron Lizée	150,000 100,000	Nil Nil	Nil Nil	0.50 2.50	Feb 12, 2017 May 3, 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Manos Topoglidis	200,000	Nil	Nil	0.50	Feb 12, 2017	Nil	Nil	Nil	Nil

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

We reimburse our directors for expenses incurred in connection with attending board meetings, but did not pay directors’ fees or other cash compensation for services rendered as a director in the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Platon Tzouvalis	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ron Lizée	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Manos Topoglidis	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Evan Manolis	Nil	Nil	$50,000[1]	Nil	Nil	Nil	$50,000

1 On June 1, 2010, we granted 1,200,000 options to Dr. Evan Manolis, a director of our company, for the services rendered. The options vest on a graded vesting schedule whereby 25% of the options vest 3 months after the grant date and every 3 months thereafter until fully vested. They have an exercise price of $0.50 per share and are exercisable for a period of 8 years from the date of grant., Subsequent to this grant, the Company determined it was unauthorized as the number of options then outstanding exceeded the amount allowable under our stock option plan. Therefore, the Company amended this award by reducing the amount of options awarded to 500,000 in order to comply with the plan. As of December 31, 2010, Dr. Manolis had 500,000 options outstanding.

Retirement or Similar Benefit Plans

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners and management

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class [1]
Management
common stock	Ron Lizée c/o Lizeé Gauthier CGA 202-3550 Taylor St. East Saskatoon, SK Canada S7H 5H9	600,000 [2] Direct	2.1%
common stock	Evan T. Manolis 15300 West Ave, Suite 310 Orland Park, IL 60462	725,993 [3] Direct	2.5%
common stock	Platon Tzouvalis 4 Isminis St. Chalandri Athens, Greece 15232	1,600,000 [4] Direct	5.5%
common stock	Manos Topoglidis[5] Panagi Tsaldari 5 Marcousi Athens Greece 15122	600,000 [6] Direct	2.1%
Total	Directors and Executive Officers as a Group (3)	2,925,993	10.1%
5% Stockholders
common stock	Platon Tzouvalis 4 Isminis St. Chalandri Athens, Greece 15232	1,600,000 [4] Direct	5.5%
common stock	Elias Margellos 74 Konstadinoupoleos St 16232 Vironas Greece	2,120,000 Direct	7.3%

1 Percentage of ownership is based on 28,858,481 common shares issued as of March 12, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Includes 350,000 shares of common stock and 250,000 stock options exercisable within 60 days.
3 Includes 225,993 shares of common stock and 500,000 stock options exercisable within 60 days.
4 Includes 750,000 shares of common stock and 850,000 stock options exercisable within 60 days.
5 Effective March 1, 2012, Dr. Manos Topoglidis ceased to be our Chief Technology Officer and director.
6 Includes 400,000 shares of common stock and 200,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since January 1, 2009, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	any director or executive officer of our company;

(ii)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

1.

For the fiscal year ended December 31, 2010, a total of $61,271 (2009: $81,215) in fees was billed to us by Lizée Gauthier Certified General Accountants, of which our Chief Financial Officer, Mr. Lizée, is the proprietor. These fees were invoiced at the same billable rate as other clients of the firm. As at December 31, 2010 $109,816 was payable to Mr. Lizée.

2.	We also incurred consulting fees to the President of $90,000 for the year ended December 31, 2010 (2009: $84,000). As at December 31, 2010 $174,000 was payable to our President.

3.

During the fiscal year ended December 31, 2010, we incurred consulting fees to Dr. Manos Topoglidis, our former Chief Technology Officer, of $54,000 for the year ended December 31, 2010 (2009: $54,000) as at December 31, 2010 $110,101 was payable.

4.	During the fiscal year ended December 31, 2010, we incurred consulting fees to director of $Nil (2009: $20,000). As at December 31, 2010, $Nil was payable to the director.

Our consulting agreement with our former President, Mr. Constantine Poulios, dated April 1, 2008 was renewed and was for a term of three years ending March 31, 2011. Mr. Constantine Poulios agreed to serve as an outside independent advisor on all issues as our board of directors may need from time to time. Mr. Constantine Poulios had the obligation to serve our company in good faith and on a best efforts basis. In consideration for his services, we paid him a monthly fee of $10,000. We also compensated Mr. Constantine Poulios for any expenses he incurred in carrying out his duties. Further, in consideration of Mr. Constantine Poulios signing the original consulting agreement dated April 1, 2008, we re-priced 100,000 options exercisable at $2.50 to an exercise price of $0.50 and granted an additional 200,000 options at an exercise price of $0.50. On March 31, 2011, the consulting agreement was terminated by mutual consent. Mr. Poulios still assists the company on an “as needed” basis.

Employment Contracts

For information regarding compensation for our executive officers and directors, see “Item 11. Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to us for professional services rendered by our independent registered public accounting firm, for the years ended December 31, 2010 and 2009:

Fees	2010	2009

Audit Fees	$106,919	$68,661
Audit related Fees	Nil	Nil
Tax fees	3,293	6,371
Other fees	Nil	Nil
Total Fees	$110,212	$75,032

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by BDO Canada LLP for the fiscal years ended December 31, 2010 and 2009, in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by BDO Canada LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Document Name
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to an exhibit to our registration statement on Form 10-SB filed on May 24, 2002, as amended)
3.2	Bylaws, as amended (incorporated by reference to an exhibit to an exhibit to our registration statement on Form 10- SB filed on May 24, 2002, as amended)
(10)	Material Contracts
10.1

Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed February 16, 2006)

10.2	Development Agreement between our company and Molecular Vision Limited (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed on February 20, 2007)
10.3

Employment Agreement dated September 3, 2007 between our company and Dr. Dimitris Goundis (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed on September 28, 2007)

10.4	Letter Agreement dated February 1, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed on February 19, 2008)
10.5	Royalty Agreement dated November 13, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed on November 20, 2008)
10.6

Supplemental Agreement to the Subscription and Shareholders’ Agreement relating to Molecular Vision Limited dated November 13, 2008 (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed on November 20, 2008)

10.7

Option Agreement dated November 13, 2008 with Molecular Vision Limited to acquire additional 20,000 shares of Molecular Vision Limited (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed on November 20, 2008)

10.8

Deed of Termination and Release dated November 13, 2008 with Molecular Vision Limited (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed on November 20, 2008)

10.9

Share Exchange Agreement dated January 31, 2009 between our company, Vardisto Investments Limited and a certain shareholder of Vardisto Investments Limited (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed on March 12, 2009)

10.10

Asset Purchase Agreement dated January 30, 2009 between Maragrita Hadzopoulou-Cladaras and Halldale Ventures Limited (incorporated by reference to an exhibit to an exhibit to our current report on Form 8-K filed on March 12, 2009)

10.11	Promissory note dated June 12, 2008 issued to Ron and Johanne Lizée by our company (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on May 15, 2009)
10.12	Promissory note dated July 15, 2009 issued to Ron and Johanne Lizée by our company (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on August 14, 2009)
10.13	Employment Agreement dated April 1, 2007 between our company and Platon Tzouvalis (incorporated by reference to an exhibit to our annual report on Form 10-K filed on April 15, 2010)
10.14	Employment Agreement dated April 1, 2007 between our company and Manos Topoglidis (incorporated by reference to an exhibit to our annual report on Form 10-K filed on April 15, 2010)
10.15

Management and Operational Services Agreement dated October 1, 2008 between our company and Vardisto Investments Limited (incorporated by reference to an exhibit to our annual report on Form 10- K filed on April 15, 2010)

10.16*	Consulting Agreement dated April 1, 2008 with Constantine Poulios
10.17*	Share Exchange Agreement dated January 31, 2009 with Vardisto Investments Limited and its shareholder
10.18*	Amendment Agreement dated December 29, 2010 to the Share Exchange Agreement dated January 31, 2009 with Vardisto Investments Limited and its shareholder
10.19*	Promissory note dated December 29, 2010 issued to Inter Jura Cy (Services) Ltd.
10.20*	Convertible Promissory Note dated February 14, 2011 issued to Asher Enterprises, Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Platon Tzouvalis
31.2*	Section 302 Certification of Ron Lizée
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Platon Tzouvalis
32.2*	Section 906 Certification of Ron Lizée

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRONGENOMICS INC.

By:

/s/ Platon Tzouvalis
Platon Tzouvalis
President & Director
(Principal Executive Officer)
Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Platon Tzouvalis
Platon Tzouvalis
President & Director
(Principal Executive Officer)
Date: March 12, 2012

/s/ Ron Lizée
Ron Lizée
Chief Financial Officer & Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 12, 2012

/s/ Dr. Evan Manolis
Dr. Evan Manolis
Director
Date: March 12, 2012