Form 10-Q
period 2011-03-31
ACRONGENOMICS INC
filed 2012-06-04
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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
Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [   ]    No [   ]  (Not applicable)

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,858,481 shares of common stock outstanding as of May 30, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the three months ended March 31, 2011 includes all adjustments that are necessary in order to make the interim financial statements not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Stated in US Dollars)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2011 and December 31, 2010
(Stated in US Dollars)
(unaudited)

ASSETS	March 31,	December 31,
	2011	2010

Current
Cash	$59,486	$6,615

Patent and other intangible assets	48,537	49,737
Investment in Molecular Vision - Note 3	1	1
	$108,024	$56,353

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 8	1,242,645	$1,124,731
Convertible promissory notes payable - Note 6	763,602	690,913
Loans payable - Note 7	62,873	60,758
	2,069,120	1,876,402

Promissory note payable - Notes 4 and 6	1,436,903	1,394,969
	3,506,023	3,271,371

CAPITAL DEFICIT

Capital stock - Note 9
Authorized: 100,000,000 common shares, par value $0.001 per share Issued and outstanding: 27,858,481 common shares (December 31, 2010 - 27,783,481)	27,858	27,783
Additional paid-in capital	27,301,450	27,285,264
Share subscription - Note 10	50,000	-
Deficit accumulated during the development stage	(30,777,307)	(30,528,065)
	(3,397,999)	(3,215,018)
	$108,024	$56,353

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended March 31, 2011 and 2010 and
for the period from August 17, 1999 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(unaudited)

	For the three months ended		August 17,1999
	March 31,		(Date of Inception)
	2011	2010	to March 31, 2011
Expenses
Accounting and audit fees	$51,412	$48,965	$949,977
Amortization of patents	1,200	-	742,630
Appraisals	-	-	14,500
Bank charges	171	302	20,190
Consulting fees - Note 8	80,761	65,174	3,457,442
In-process research and development	-	-	1,349,225
Investor relations	-	-	602,020
Legal fees	8,611	-	460,697
Management fees	-	-	3,326,506
Office and miscellaneous	-	665	142,091
Rent	-	15,288	171,337
Research and development	-	-	9,202,266
Transfer agent and filing fees	4,016	-	51,048
Travel	-	-	456,587
Write-down of patents	-	-	8,004,447

Loss before other income (expenses)	(146,171)	(130,394)	(28,950,963)

Interest income	-	-	23,150
Interest, fees and accretion on notes payable - Note 4	(81,119)	(14,688)	(769,758)
Change in fair value of derivative liability	-	(85,163)	169,452
Write-down of investment in Molecular Vision	-	-	(1,066,730)
Foreign exchange gain (loss)	(21,952)	(19,735)	(140,460)

Loss from continuing operations	$(249,242)	$(249,980)	$(30,735,309)
Loss from discontinued operations	-	-	(41,998)

Net loss for the period	$(249,242)	$(249,980)	$(30,777,307)
Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	27,820,148	25,580,481

ACRONGENOMICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2011 and 2010 and
for the period from August 17, 1999 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(unaudited)

			August 17,1999
	For the three months ended March 31,		(Date of Inception) to
	2011	2010	March 31, 2011

Cash Flows used in Operating Activities
Net loss for the period	$(249,242)	$(249,980)	$(30,777,307)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of patents	1,200	-	742,630
Financing fee on convertible promissory note	-	-	7,500
In-process research and development	-	-	1,349,225
Write-down of investment in Molecular Vision	-	-	1,066,730
Change in fair value of derivative liability	-	85,163	(169,452)
Accretion of debt discount	41,934	-	580,196
Unrealized foreign exchange	21,804	19,746	149,294
Shares issued for consulting and management fees	7,500	-	1,449,825
Warrants issued for consulting fees	5,125		5,125
Loan origination fee	-	-	16,245
Stock-based compensation	3,636	674	1,942,703
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital balances related to operations:
Accounts payable and accrued liabilities	117,914	98,725	3,076,473
Net cash used in operating activities	(50,129)	(45,672)	(12,556,366)

Cash Flows provided by Financing Activities
Issuance of common shares	-	-	12,855,738
Share purchase warrants	-	-	370,307
Common stock subscriptions	50,000	20,000	79,800
Issuance of convertible notes	53,000	-	889,636
Repayment of convertible note	-	-	(300,000)
Loan payable	-	23,049	60,758
Net cash provided by financing activities	103,000	43,049	13,956,239

Cash Flows used in Investing Activities
Investment in Molecular Vision	-	-	(1,373,140)
Cash acquired in asset acquisition	-	-	4,836
Refund on termination of development agreement with Molecular Vision	-	-	149,794
Deposit	-	-	-
Patents	-	-	(121,877)
Net cash used in investing activities	-	-	(1,340,387)

Increase (decrease) in cash during the period	52,871	(2,623)	59,486
Cash, beginning of period	6,615	4,303	-
Cash, end of period	$59,486	$1,680	$59,486

Supplemental Cash Flow Information - Note 11

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total
Capital stock issued for cash	at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
	at $0.01	5,000,000	5,000	45,000	-		50,000
Net loss for the period		-	-	-	-	(2,116)	(2,116)

Balance, December 31, 1999		10,000,000	10,000	45,000	-	(2,116)	52,884
Capital stock issued for cash	at $0.20	100,000	100	19,900	-	-	20,000
Net loss for the year		-	-	-	-	(8,176)	(8,176)

Balance, December 31, 2000		10,100,000	10,100	64,900	-	(10,292)	64,708
Net loss for the year		-	-	-	-	(205)	(205)

Balance, December 31, 2001		10,100,000	10,100	64,900	-	(10,497)	64,503
Capital stock issued for cash	at $0.20	15,000	15	2,985	-	-	3,000
Net loss for the year		-	-	-	-	(24,818)	(24,818)

Balance, December 31, 2002		10,115,000	10,115	67,885	-	(35,315)	42,685
Net loss for the year		-	-	-	-	(21,576)	(21,576)

Balance, December 31, 2003		10,115,000	10,115	67,885	-	(56,891)	21,109
Pursuant to the acquisition of patent	at $1.96	4,000,000	4,000	7,836,000	-	-	7,840,000
Capital stock issued for patent commission	at $1.96	400,000	400	783,600	-	-	784,000
Capital stock issued for cash	at $1.00	420,000	420	419,580	-	-	420,000
Capital stock issued for commission	at $1.00	42,000	42	41,958	-	-	42,000
Less: commission		-	-	(77,000)	-	-	(77,000)
Capital stock issued for cash	at $2.30	537,956	538	1,236,761	-	-	1,237,299
Capital stock issued for commission		50,594	50	116,316	-	-	116,366
Less: commission		-	-	(116,366)	-	-	(116,366)
Capital contribution		-	-	6,000	-	-	6,000
Stock subscriptions		-	-	-	426,329		426,329
Net loss for the year		-	-	-	-	(1,863,376)	(1,863,376)

Balance, December 31, 2004		15,565,550	$15,565	$10,314,734	$426,329	$(1,920,267)	$8,836,361

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total
Balance, December 31, 2004 - brought forward		15,565,550	$15,565	$10,314,734	$426,329	$(1,920,267)	$8,836,361

Capital stock issued for cash	at $2.30	72,500	73	166,677	-	-	166,750
	at $2.40	108,168	108	259,495	-	-	259,603
	at $3.50	551,443	551	1,929,499	-	-	1,930,050
	at $4.00	915,125	915	3,659,585	(386,329)	-	3,274,171
Capital stock issued for commission	at $4.00	81,337	82	325,266	-	-	325,348
Less: commission		-	-	(350,248)	-	-	(350,248)
Capital stock issued pursuant to the exercise of warrants	at $1.00	420,000	420	419,580	-	-	420,000
Stock-based compensation		-	-	364,000	-	-	364,000
Capital stock issued for consulting services	at $4.68	100,000	100	467,900	-	-	468,000
Net loss from continuing operations		-	-	-	-	(14,152,210)	(14,152,210)
Net loss from discontinued operations		-	-	-	-	(1,935)	(1,935)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-	-	(6,000)
Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000	(16,074,412)	1,533,890
Cancellation of shares		(4,000,000)	(4,000)	4,000	-	-	-
Stock-based compensation		-	-	529,673	-	-	529,673
Capital stock issued for cash	at $0.75	317,334	317	237,683	-	-	238,000
Less: share issue costs		-	-	(6,300)	-	-	(6,300)
Net loss for the year		-	-	-	-	(2,480,288)	(2,480,288)

Balance, December 31, 2006		14,131,457	14,131	18,315,544	40,000	(18,554,700)	(185,025)

Capital stock issued for cash:	at $0.50	220,000	220	109,780	(40,000)	-	70,000
	at $0.80	250,000	250	199,750	-	-	200,000
	at $1.10	2,230,924	2,231	2,451,785	(3,300)	-	2,450,716
Capital stock issued for commission		126,090	126	(126)	-	-	-
Less: commission - cash		-	-	(64,021)	-	-	(64,021)
Stock as bonus	at $0.86	750,000	750	644,250	-	-	645,000
Stock issued to settle accounts payable	at $1.00	158,000	158	157,842	-	-	158,000
Stock-based compensation		-	-	533,252	-	-	533,252
Net loss for the year		-	-	-	-	(5,056,117)	(5,056,117)

Balance, December 31, 2007		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total
Balance, December 31, 2007 - brought forward		17,866,471	$17,866	$22,348,056	$(3,300)	$(23,610,817)	$(1,248,195)

Stock Subscriptions		-	-	-	29,800	-	29,800
Capital stock issued for cash:	at $0.80	1,250,010	1,250	998,758	-	-	1,000,008
	at $1.10	90,000	90	98,910	-	-	99,000
	at $0.40	1,450,250	1,450	578,650	-	-	580,100
Capital stock issued for consulting and management fees	at $0.95	150,000	150	142,350	-	-	142,500
	at $0.53	150,000	150	79,350	-	-	79,500
	at $0.27	1,650,000	1,650	443,850	-	-	445,500
Less: commission - cash		-	-	(169,460)	-	-	(169,460)
Capital stock issued to settle accounts payable	at $0.95	150,000	150	142,350	-	-	142,500
	at $0.79	1,150,000	1,150	907,350	-	-	908,500
Beneficial conversion feature on convertible notes		-	-	482,124	-	-	482,124
Stock-based compensation		-	-	454,919	-	-	454,919
Net loss for the year		-	-	-	-	(3,022,005)	(3,022,005)

Balance, December 31, 2008		23,906,731	23,906	26,507,207	26,500	(26,632,822)	(75,209)

Capital stock issued for cash	at $0.40	1,673,750	1,674	667,826	(26,500)	-	643,000
Less: commission		-	-	(58,600)	-	-	(58,600)
Reclassification of derivative liability		-	-	(113,314)	-	-	(113,314)
Stock-based compensation		-	-	21,871	-	-	21,871
Net loss for the year		-	-	-	-	(937,573)	(937,573)

Balance, December 31, 2009		25,580,481	25,580	27,024,990	-	(27,570,395)	(519,825)

Capital stock issued for cash:	at $0.40	25,000	25	9,975	-	-	10,000
	at $0.20	175,000	175	34,825	-	-	35,000
	at $0.10	548,000	548	54,252	-	-	54,800
Capital stock issued for services:	at $0.10	985,000	985	97,515	-	-	98,500
	at $0.07	447,500	448	30,877	-	-	31,325
Capital stock issued for commission:	at $0.10	10,000	10	990	-	-	1,000
	at $0.40	12,500	12	4,988	-	-	5,000
Less: commission paid		-	-	(8,500)	-	-	(8,500)
Stock-based compensation		-	-	35,352	-	-	35,352
Net loss for the year		-	-	-	-	(2,957,670)	(2,957,670)

Balance, December 31, 2010		27,783,481	$27,783	$27,285,264	$-	$(30,528,065)	$(3,215,018)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to March 31, 2011
(Stated in US Dollars)
(unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total
Balance, December 31, 2010 - brought forward		27,783,481	$27,783	$27,285,264	$-	$(30,528,065)	$(3,215,018)

Capital stock issued for consulting fees:	at $0.10	75,000	75	7,425	-	-	7,500
Share subscription		-	-	-	50,000	-	50,000
Stock-based compensation		-	-	8,761	-	-	8,761
Net loss for the period		-	-	-	-	(249,242)	(249,242)

Balance, March 31, 2011		27,858,481	$27,858	$27,301,450	$50,000	$(30,777,307)	$(3,397,999)

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Stated in US Dollars)
(unaudited)

Note 1	Business Description, Basis of Presentation and Liquidity

Business

The Company is in the development stage with its focus on investing and commercializing novel technology platforms in the life sciences sector. The Company intends to develop a point-of-care testing device for diabetes management and cardiovascular testing.

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2010. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Basis of Presentation and Liquidity

These financial statements have been prepared in accordance with generally accepted accounting principles i in the United States of America and the instructions to Form 10-Q.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2011, the Company had an accumulated deficit of $30,777,307 (December 31, 2010 - $30,528,065) since its inception, has a working capital deficit of $2,009,634 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 2

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number and Class of Molecular
	shares owned
	Class A	Class A
	Preferred Shares	Ordinary Shares	Amount

Balance as at December 31, 2009	19,426	33,734	$827,401
Less: Write-down of Class A Ordinary shares and Preferred shares	-	-	(827,400)

Balance as at March 31, 2011 and December 31, 2010	19,426	33,734	$1

During the year ended December 31, 2010, the Company determined the fair value of its investment in Molecular Vision Ltd. to be impaired due to the inability of Molecular Vision Ltd. to obtain additional financing in order to develop its BioLED technology to the stage of commercial applications. Accordingly, the Company has written down its investment to $1 in recognition thereof.

Note 4	Acquisition of Vardisto Investments Limited

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

The promissory note has been recorded at its fair value on issuance in the amount of $1,394,969 by determining its present value at inception using a risk-adjusted discount rate of 17.3%. The resulting discount from its face value in the amount of $605,031 will be accreted to income over the term of the note. The Company’s charges for interest, fees and accretion totalling $81,119 for the three months ended March 31, 2011includes an expense of $41,934 in respect of accretion of this debt discount (Note 6).

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 3

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

As at March 31, 2011, the Company has determined that it does not hold any Level 1 assets and its shareholdings in Molecular Vision, which are measured on a non-recurring basis, represent Level 2 assets.

The fair value changes of the Company’s Level 2 assets are summarized as follows:

	Beginning Value			Ending Fair
	of	Shares	Impairment	Value of Level 2
	Level 2 Assets	Acquired	Charge	Assets
For the 3 months ended March 31, 2011	$1	$-	$-	$1

For the 12 months ended December 31, 2010	$827,401	$-	$(827,400)	$1

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 4

Note 5	Fair Value Measurements – (cont’d)

The Company’s embedded conversion features in each of the $394,136 and $150,000 convertible promissory notes (Note 6) contain clauses that call for the repayment of the note at a foreign exchange rate of not less than $1US = $CDN1.27. In accordance with ASC 815-40-15, a conversion option embedded in a convertible debt instrument that is denominated in a currency other than the issuer’s functional currency fails the “fixed-for fixed” criteria of that guidance thus requiring bifurcation as a derivative liability. The resulting derivatives are required to be measured at their fair value each reporting period and they constitute Level 3 liabilities given that they have no active market and are measured based on information that is unobservable. Given the decline in the cumulative fair value of the Company’s shares and warrants to below the conversion prices inherent in these notes, the Level 3 liabilities have a fair value of $Nil at March 31, 2011 (December 31, 2010: $Nil).

A summary of the Company’s Level 3 liabilities for the period ended March 31, 2011 and year ended December 31, 2010 is as follows:

Derivative Liabilities
	Beginning Value	bifurcated from	Change in fair	Ending Fair
	of	convertible	value of derivative	Value of Level 3
	Level 3 Liabilities	promissory notes	liabilities	Liabilities

For the 3 months ended March 31, 2011	$-	$-	$-	$-

For the 12 months ended December 31, 2010	$-	$-	$-	$-

The Company determined for the fair value of the component of derivative liability represented by the warrants issuable on conversion of the promissory notes by using the Black Scholes model with the following assumptions:

	Three months ended	Twelve months ended
	March 31, 2011	December 31, 2010.
Expected life	2 years	2 years
Expected Volatility	318.03%	193.13%
Risk free interest rate	0.80%	0.62%
Dividend Yield	0%	0%

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 5

Note 6	Promissory Notes Payable

	March 31,	December 31,
	2011	2010

$394,136 convertible promissory note

- principal	$394,136	$394,136
- foreign exchange adjustment	120,577	106,316

	514,713	500,452
$150,000 convertible promissory note
- principal	150,000	150,000
- loan origination fee	16,245	16,245
- foreign exchange adjustment	29,644	24,216

	195,889	190,461
$2,000,000 promissory note
- principal	2,000,000	2,000,000
- debt discount	(605,031)	(605,031)
- accretion	41,934	-

	1,436,903	1,394,969
$53,000 convertible promissory note
- principal	53,000	-

	2,200,505	2,085,882
Less: current portion	(763,602)	(690,913)

	$1,436,903	$1,394,969

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

Effective March 1, 2009, the Company and the lender agreed to modify the terms of the note by increasing the interest rate to 10% per annum and by changing the terms of repayment such that the Company is to repay the note in Canadian dollars at a foreign exchange rate of not less than $1US = $1.27 Canadian. As a result of the Company having to repay the note in a currency other than its functional currency, in accordance with ASC 830-35-1 “Transaction Gains and Losses”, changes in the exchange rate between the US and Canadian dollar will affect the expected amount of the payment upon the settlement of the note requiring the Company to record the change in rate as a transaction gain or loss in the Statement of Operations. For the three months ended March 31, 2011, the Company recorded a foreign exchange loss of $14,261 (2010: $23,642) on the note resulting in a balance payable as at March 31, 2011 of $514,713 (December 31, 2010: $500,452).

During the three months ended March 31, 2011, the Company accrued interest of $11,887 (2010: $10,761) on this note.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 6

Note 6	Convertible Promissory Notes Payable – (cont’d)

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

For the three months ended March 31, 2011, the Company recorded a foreign exchange loss of $5,428 (2010: $8,929) on the note resulting in a balance payable as at March 31, 2011 of $195,889 (December 31, 2010: $190,461).

During the three months ended March 31, 2011, the Company accrued interest of $4,338 (2010: $3,927) on this note.

These notes are collateralized by an interest in all property of the Company.

$2,000,000 Promissory Note

In conjunction with its acquisition of Vardisto Investments Ltd. (Note 4), the Company issued a promissory note (“the Note”) due on or before December 31, 2013 for the principal sum of $US 2,000,000, together with interest thereon at a rate equal to four (4%) percent per annum compounded annually. The Company will have the option and right at any time until the Note is fully paid to convert any amount outstanding, including accrued interest into common shares at the average closing price of the three days prior to conversion. The promissory note has been recorded at its fair value on issuance in the amount of $1,394,969 with the resulting discount from its face value of $605,031 being accreted to income as interest expense over the term of the note using the effective interest method.

During the three months ended March 31, 2011, the Company accrued interest of $19,726 and recorded accretion of $41,934 in respect of this note.

$53,000 Convertible Promissory Note

On February 14, 2011, the Company entered into a debt agreement in exchange for a $53,000 convertible promissory note maturing on November 16, 2011. The lender had initially demanded repayment of the note principal and accrued interest thereon along with a 50% penalty by asserting that the Company is in default with respect to terms of the note by failing to remain current in its reporting requirements under the Securities Act of 1934. However, the lender has postponed its demand provided the Company endeavours to become current in its filing requirements. The Company is currently negotiating terms of extension on this note. The note accrues interest at a rate of 8% per annum to maturity and 22% thereafter. The note is convertible at any time at the option of the lender at a price of 61% of the average of the lowest three closing prices in the ten trading days of the common shares prior to the conversion date.

During the period ended March 31, 2011, the Company accrued interest of $523 on this note.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 7

Note 7	Loans Payable

On April 7, 2010, the Company was loaned €25,000 (US $33,090) by issuance of a promissory note, payable on demand, with interest accruing on the balance of the principal outstanding at 8 percent per annum compounding monthly and payable quarterly, maturing on October 1, 2010. For the three months ended March 31, 2011, the Company recorded a foreign exchange loss of $2,115 on the note resulting in a balance payable as at March 31, 2011 of $35,245 (December 31, 2010: $33,130). The Company is currently negotiating with the lender regarding extension of the terms of this note.

The Company received additional unsecured loans from two (2) other Shareholders of the Company in the amount of $8,000 that bear no specific terms of interest or repayment.

During the year ended December 31, 2010, the Company received additional unsecured advances from an officer of the Company totalling $18,628 without specific terms of interest or repayment. These advances are non-interest bearing and have no specific terms for repayment. Loans payable at March 31, 2011 includes $19,628 (December 31, 2010: $19,628) owing to an officer and director and the spouse of an officer of the Company.

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

			August 17, 1999
			(Date of
			Inception)
	For the three months Ended		to
	March 31,		March 31,
	2011	2010	2011
Accounting fees	$28,437	$18,965	$446,066
Consulting fees	34,500	34,500	934,540
Legal fees	-	-	60,656

Management fees	-	-	2,747,128
Rent	-	-	36,000
Research and development	-	-	5,604,189
Interest and accretion and fees on convertible Promissory notes - Note 6	16,226	14,688	507,875
	$79,163	$68,153	$10,336,454

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at March 31, 2011 includes $567,593 (December 31, 2010: $393,917) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 8

Note 8	Related Party Transactions – (cont’d)

During the 12 months ended December 31, 2010, the Board of Directors approved the grant of 500,000 options to a consultant of the company for services rendered. The options vest on a graded vesting schedule whereby 25% of the options will vest 3 months after the grant date and every 3 months thereafter until fully vested. They have an exercise price of $0.50 per share and are exercisable for a period of 8 years from the date of issue. As at March 31, 2011, 375,000 options are exercisable. 125,000 options vested during the quarter ended March 31, 2011 for which the Company recorded stock-based compensation totalling $3,636 (Note 10).

Note 9	Common Stock

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

On October 13, 2010, the Company issued 12,500 shares at $0.40 per unit and 10,000 units at $0.10 per unit for commission owing.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 9

Note 9	Common Stock – (cont’d)

On October 13, 2010, the Company issued 10,000 common shares at a quoted market price of $0.10 for a total of $1,000 for consulting services rendered to the Company.

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

On November 11, 2010, the Company issued 447,500 common shares to three consultants at a quoted market price of $0.07 per share for a total of $31,325 for their consulting services rendered to the Company.

On February 15, 2011, the Company issued 75,000 units to a consultant for their consulting services rendered to the Company. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. The shares were valued at $0.10 based on their quoted market price for a total of $7,500 and the fair value of the warrants were determined to be $5,125 using the Black-Scholes pricing model with the following assumptions: expected volatility – 199.65%; expected life – 2 years; dividend rate – 0.00%; risk-free discount rate – 0.87%

Note 10	Commitments

Share Subscription

During the three months ended March 31, 2011, the Company received $50,000 as a subscription for the issuance of 625,000 common shares at a price of $0.08 per share. The Company has not yet issued these shares.

Share Purchase Warrants

A summary of changes in the Company’s share purchase warrants for the three months ended March 31, 2011 and December 31, 2010 outstanding is presented below:

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	2,421,750	$0.68	3,124,000	$0.75
Issued	75,000	$0.50	748,000	$0.51
Expired	(691,250)	$0.75	(1,450,250)	$0.75

Outstanding, end of period	1,805,500	$0.64	2,421,750	$0.68

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 10

Note 10	Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at March 31, 2011:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

525,000	$0.75	May 31, 2011	*
165,000	$0.75	September 30, 2011	*
187,500	$0.75	October 31, 2011	*
105,000	$0.75	February 28, 2012	*
25,000	$0.75	April 15, 2012	*
723,000	$0.50	June 15, 2012
75,000	$0.50	February 15, 2013

1,805,500

* Subsequent to March 31, 2011, these warrants expired unexercised

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

A summary of changes in the Company’s stock options for the three month period ended March 31, 2011 and the year ended December 31, 2010 is presented below:

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	2,600,000	$0.73	2,100,000	$0.76
Granted	-	-	500,000	$0.50

Outstanding, end of period	2,600,000	$0.73	2,600,000	$0.73

Exercisable, end of period	2,475,000	$0.82	2,350,000	$0.82

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 11

Note 10	Commitments – (cont’d)

Stock-Based Compensation Plan – (cont’d)

At March 31, 2011 the following stock options were outstanding:

Number of shares
				Aggregate
Total	Number	Exercise	Expiry	Intrinsic
Number	Vested	Price	Date	Value

600,000 (1)	600,000	$1.00	March 22, 2012	$-
100,000 (2)	100,000	$2.50	May 3, 2016	$-
600,000 (3)	600,000	$0.50	February 12, 2017	$-
500,000 (4)	500,000	$0.60	March 31, 2018	$-
100,000 (5)	100,000	$0.50	April 1, 2018	$-
200,000 (6)	200,000	$0.50	April 1, 2018	$-
500,000 (7)	375,000	$0.50	June 1, 2018	$-
2,600,000	2,475,000

(1)

As at March 31, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended. On March 22, 2012, these options expired unexercised.

(2)	As at March 31, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(3)	As at March 31, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period ended March 31, 2010.

(4)	As at March 31, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(5)	As at March 31, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(6)	As at March 31, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended (2010: $674).

(7)

As at March 31, 2011, 375,000 of these options were fully vested. During the year ended December 31, 2010, the Company recognized stock-based compensation of $3,636 (2010: $nil) included in consulting fees in the financial statements.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 12

Note 10	Commitments – (cont’d)

Stock-Based Compensation Plan – (cont’d)

A summary of changes in the Company’s unvested stock options for the year period ended March 31, 2011 and the year ended December 31, 2010 is presented below:

	March 31, 2011			December 31, 2010
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Grant Date	Number of	Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value

Outstanding, beginning of period	250,000	$0.50	$0.08	50,000	$0.50	$0.43
Granted	-	-	-	500,000	$0.50	$0.08
Cancelled	-	-	-	-	-	-
Vested	(125,000)	$0.50	$0.08	(300,000)	$0.50	$0.13

Outstanding, end of period	125,000	$0.50	$0.08	250,000	$0.50	$0.08

Stock-based compensation amounts, including those related to shares issued for non-cash consideration during the period, are classified in the Company’s Statement of Operations as follows:

	2011	2010

Consulting fees	$16,261	$674

As at March 31, 2011, there remains $2,205 of unrecognized stock-based compensation associated with options that have not vested. This compensation expense is to be recognized in the financial statements for the period ended June 30, 2011.

Note 11	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the three months ended March 31, 2011, the Company issued 75,000 units having a fair value of $12,625 in respect of payment of services.

Acrongenomics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010
(Unaudited - Stated in US Dollars) - Page 13

Note 12	Subsequent Events

Subscription Agreements
Subsequent to March 31, 2011:

a)

On May 3, 2011, the Company received $10,000 pursuant to a subscription agreement for 100,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue.

b)

On May 5, 2011, the Company received $30,000 pursuant to a subscription agreement for 300,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue. A commission of $3,000 was paid on this subscription.

c)

On May 11, 2011, the Company received $10,000 pursuant to a subscription agreement for 100,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue.

d)

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

f)

On June 10, 2011, the Company received $20,000 pursuant to a subscription agreement for 200,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue. A commission of $2,000 was paid on this subscription.

g)

On October 31, 2011, the Company received $20,000 pursuant to a subscription agreement for 200,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue.

h)	During the month of February 2012, the Company received $24,000 pursuant to three (3) subscription agreements for 240,000 shares at $0.10 per share. No warrants are attached to these subscriptions.

i)	During the month of March 2012, the Company received $55,026 pursuant to five (5) subscription agreements for 550,260 shares at $0.10 per share. No warrants are attached to these subscriptions.

j)	During the month of April 2012, the Company received $83,000 pursuant to one (1) subscription agreement for 830,000 shares at $0.10 per share. No warrants are attached to this subscription.

k)	During the month of May 2012, the Company received $8,500 pursuant to two (2) subscription agreements for 85,000 shares at $0.10 per share. No warrants are attached to these subscriptions.

Promissory Notes
         Subsequent to March 31, 2011:

On February 1, 2012, the Company issued a promissory note in the amount of EUR 30,000 bearing interest at a rate of 8% per annum compounded monthly and maturing on July 1, 2012. This note is secured by a guarantee approved by the board of directors of the Company.

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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to Acrongenomics, Inc. and its subsidiaries, Vardisto Investments Limited, Halldale Ventures Limited and Irwingom Ventures Limited, unless otherwise indicated. All references to “£” means the Pound Sterling and to $ means United States dollars.

Overview

Previously, we were engaged solely in the business of the development and commercialization of the BioLED Technology, which combines microfluidics and polymer Light Emitting Diodes (“pLED”) for use in future point-of-care diagnostic devices, under various joint development agreement with Molecular Vision Limited (“Molecular Vision”). Molecular Vision owns the BioLED technology and we had the right to develop and commercialize it in exchange for a royalty. On August 19, 2008, we entered into a new agreement with Molecular Vision. Upon the closing of the new agreement with Molecular Vision, our joint development agreement was cancelled in exchange for 25% of the issued and outstanding shares of Molecular Vision. As a result of this new arrangement, we have been much less involved with the development of the BioLED technology than we had been in the past and we have focused instead on acquiring an interest in another technology through obtaining 100% of the issued and outstanding shares of Vardisto Investments Limited (“Vardisto”). In July 2009, we purchased 19,426 preferred shares of Molecular Vision for $275,000 (£166.042) . These preferred shares are convertible into Class B common shares of Molecular Vision at the rate of one Class B common share for each preferred share held. As of March 31, 2011, we held 33,734 shares in the common stock and 19,426 shares in the preferred stock of Molecular Vision, which is approximately 17.2% of the issued and outstanding shares of Molecular Vision. In our December 31, 2010 audited financial statements, we wrote-down our investment in Molecular Vision to a nominal amount. This was mainly due to the minimal cash flow available to continue with the development costs. On December 29, 2010, we completed the acquisition of 100% of the total outstanding share capital of Vardisto Investments Limited. In consideration for the total shares outstanding, we issued a promissory note to Inter Jura CY (Services) Limited, a Cyprus company and the previous sole direct shareholder of Vardisto Investments Limited, for the principal sum of $2,000,000, together with interest thereon at a rate equal to 4% per annum compounded annually, until the balance of principal and interest outstanding is paid in full.

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

Cash Requirements

We have not generated any revenues and we have used cash in our operating activities in the amount of $50,129 for the three (3) months ended March 31, 2011 compared to $45,672 for the three (3) months ended March 31, 2010. This negative cash flow is attributable to our net loss of $249,242 offset by the change in accounts payable of $117,914 and non-cash items included in our net loss totaling $79,999 We estimate our cash requirement for the next 12 months to be approximately $300,000, generally falling in four major categories: research and development, general and administrative expenses, investor relations and professional fees.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research & Development	$20,000
General & Administrative	$80,000
Investor Relations	$80,000
Professional fees	$120,000
$300,000

Research & Development expenses are expected to include our contributions to the research and development of the potential cholesterol-lowering agent by the subsidiary of Vardisto.

General & Administrative expenses are expected to include travel, transfer agents, office rent, office supplies, banking fees, and corporate materials.

Investor Relations expenses are expected to include the costs of paying for investor relations representatives, press releases, advertising, and interest expense on loans from various investors.

Professional fees are expected to include all payments to our outsourced attorney, accountant and independent auditor.

As of March 31, 2011, we had $59,486 in cash compared to $6,615 as at December 31, 2010. We do not have enough funds to pay for our estimated operating expenses for the next 12 months and require additional financing to continue our business.

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

Personnel Plan

We currently do not have any personnel. Our three (3) executive officers share the duties.

General Administration

We anticipate spending approximately $80,000 on general and administration costs in the next 12 months. These costs are expected to consist primarily of travel, office, transfer agents and consulting fees.

Liquidity and Capital Resources

Working Capital (Deficit)

Our working capital (deficit) at March 31, 2011 and December 31, 2010 is summarized as follows:

	March 31, 2011	December 31, 2010
Current Assets	$59,486	$6,615
Current Liabilities	2,069,120	1,876,402
Working Capital (deficit)	$(2,009,634)	$(1,869,787)

The increase in our working capital deficit of $139,847 was primarily due to an increase of our accounts payables of $117,914, an increase in the US$ carrying value of our convertible promissory notes payable of $72,689, an increase of loans payable of $2,115 and an increase in our cash of $52,871.

On February 14, 2011, subsequent to our December 31, 2010 year end, we entered into a debt agreement with Asher Enterprises, Inc. in exchange for $53,000 in cash financing maturing on November 16, 2011. The convertible note accrues interest at a rate of 8% per annum to maturity and 22% thereafter. The note is convertible at 61% of the average of the lowest three closing prices of the common shares of the ten trading days prior to the conversion date.

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

We are still in default, but working to resolve the matter. Cash Flows

Our cash flow for the three (3) month period ended March 31, 2011 and 2010 is summarized as follows:

	Three (3)	Three (3)
	months	months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Net cash used in operating activities	$(50,129)	$(45,672)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	103,000	43,049
Change in cash and cash equivalents during the period	$52,871	$(2,623)

Cash Used In Operating Activities

During the three months ended March 31, 2011 we used net cash in operating activities in the amount of $50,129 as a result of our net loss totaling $249,242 offset by the change in accounts payable of $117,914 and non-cash items included in our net loss totaling $79,999

Cash from Financing Activities

During the three months ended March 31, 2011, cash provided by financing activities was $103,000 consisting of a share subscription in the amount of $50,000 and the issuance of a promissory note in the amount of $53,000.

Cash from Investing Activities

We did not use any cash in investing activities during the three months ended March 31, 2011.

Results of Operations

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production or royalties from our investment in our subsidiaries.

Expenses

Our expenses for the three (3) months ended March 31, 2011 and 2010 were as follows:

	Three months	Three months
	Ended	Ended
	March 31, 2011	March 31, 2010

Accounting and audit fees	51,412	48,965

	Three months	Three months
	Ended	Ended
	March 31, 2011	March 31, 2010
Amortization of patents	1,200	-
Bank charges	171	302
Consulting fees	80,761	65,174
Legal fees	8,611	-
Office and miscellaneous	-	665
Rent	-	15,288
Transfer agent and filing fees	4,016	-
Interest, fees and accretion on notes payable	81,119	14,688
Change in fair value on notes of derivative	-	85,163
Foreign exchange gain (loss)	21,952	19,735
	249,242	249,980

Expenses for the three (3) months ended March 31, 2011 decreased by a total of $738 compared to the three (3) months ended March 31, 2010. The decrease was due to a decrease in our bank service charges in the amount of $131, a decrease in our office and miscellaneous expenses in the amount of $665, a decrease in the rent expense of $15,288, and a decrease in the fair value of our derivative liability in the amount of $85,163. This decrease was in return offset by an increase in our accounting and auditing fees in the amount of $2,447, an increase in our consulting fees of $15,587, an increase in our legal fees of $8,611, an increase in the amount paid to our transfer agent and filing of $4,016, an increase in our interest, fees and accretion on our notes payable in the amount of $66,431 and an increase in foreign exchange loss of $2,217.

Audit Fees and accounting fees

Our accounting and audit fees increased by $2,447 in the period ended March 31, 2011 compared to the period ended March 31, 2010 due to an decrease in audit fees of $7,025 resulting from auditors only commencing work on the year end audit after the quarter ended March 31, 2011 and an increase in accounting fees of $9,472 due to the company completing the accounting work on the December 31, 2010 during the quarter ended March 31, 2011.

Office and Bank Charges

Our combined office and bank charges decreased during the period ended March 31, 2011 by $796 compared to the period ended March 31, 2010. This was mainly the result of us undertaking less activities.

Consulting Fees

The consulting fees we paid increased during the period ended March 31, 2011 by $15,587compared to the period ended March 31, 2010. This was the result of our Company requesting and paying a consultant for additional work in 2011 in the amount of $ 12,625 and an increase in stock-based compensation in 2011 of $ 2,962.

Legal Fees

Our legal fees increased in the period ended March 31, 2011 by $8,611 compared to the period ended March 31, 2010. This was the result of our company requiring legal services in the amount of $5,611 during the quarter on our investment in Molecular Vision and Vardisto investments. In addition we incurred a $3,000 legal fee on the convertible note with Asher Enterprises.

Rent Expenses

Our rental expenses decreased in the period ended March 31, 2011 compared to the period ended March 31, 2010 by $15,288. This was the result of our Company not having to pay $15,000 of rent to Vardisto during the quarter ended March 31, 2011 due to our acquisition of Vardisto in December 2010. In addition the company had to pay the balance outstanding of $288 on fees for our registered office in London.

Transfer Agent and Filings

Our transfer agent and filings expense increased for the period ended March 31, 2011 by $4,016 compared to the period ended March 31, 2010. This was due to the number of forms that required to be filed with our transfer agent regarding the convertible note with Asher Enterprises.

Interest, fees and accretion on Notes Payable

The interest we incurred on notes payable increased by $66,431 in the period ended March 31, 2011 compared to the period ended March 31, 2010. This was the result of additional interest on unpaid accrued interest and accretion on the debt discount associated with the Vardisto promissory note in the amount of $41,934.

Change in fair value of the derivative liability

This amount decreased by $85,163 for the period ended March 31, 2011 because the calculation of the fair value of the embedded derivative liability on two (2) of our convertible promissory notes was $Nil for the period ended March 31, 2011, however, for the period ended March 31, 2010 the fair value was calculated as $85,163.

Going Concern

We have historically incurred losses and have incurred a loss of $249,242 for the three months ended March 31, 2011 and a loss of $249,980 for the three months ended March 31, 2010. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2011.

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

Based on this evaluation, these officers concluded that as of March 31, 2011, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures were due to material weaknesses described below.

We continue to have material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K filed on March 12, 2012. More specifically, management has identified material weaknesses in our internal control over financial reporting primarily in the following areas:

  Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s March 31, 2011 financial statements.

Because of the inherent limitations in our technical accounting knowledge of US GAAP, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Assuming we have sufficient funds, we intend to engage the services of an independent consultant with sufficient expertise in complex US GAAP matters to assist us in the preparation of our financial statements by December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 18, 2011, we received a demand letter with respect to a convertible promissory note dated February 14, 2011 issued to Asher Enterprises, Inc. in the principal amount of $53,000 bearing a per annum interest rate of 8%. The letter stated that the convertible promissory note provides that we would be in default if we fail to comply with the reporting requirements of the Securities Exchange Act of 1934. Based on this, the letter stated that we were in default under the convertible promissory note and demanded the immediate payment as provided in the convertible promissory note of $79,500 together with default interest as provided in the convertible promissory note. The letter stated that Asher Enterprises, Inc. would consider waiving this default, provided that we immediately become current in our filing obligations. Asher Enterprises, Inc. agreed to postpone the demand for payment, as long as we provided them the periodic status of our reporting requirements. We remain in contact with legal counsel for Asher Enterprises, Inc. Acrongenomics is in the process of raising funds to pay the total note to Asher Enterprises, including all interest and penalties owed to the company.

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

Our company has a limited operating history in our current business and is in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop a compound referred to as “compound X” as a hypolipidemic agent and a potential cholesterol-lowering agent or develop a system called IKAROS-1000 as a sophisticated and friendly to the environment fire extinguishing system. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Since our inception, we have accumulated a deficit of $30,776,107 as at March 31, 2011 (December 31, 2010 - $30,528,065) and incurred a net loss during the three month period ended March 31, 2011 of $249,242 (March 31, 2010 - $249,980). These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2010, which are included in our annual report on Form 10-K filed with the SEC on March 12, 2012. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

We have limited financial resources and to date, very limited cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development of our technology, which might result in the loss of some or all of your investment in our common stock.

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

Our management evaluated our disclosure controls and procedures as of March 31, 2011 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the month of February 2012, we received $15,000 pursuant to the sale of 150,000 shares at $0.10 per share from one non-U.S. person (as the term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S. During the same month, we received $9,000 pursuant from the sale of 90,000 shares at $0.10 from two (2) U.S. persons relying on Section 4(2) and/or Rule 506 of the Securities Act of 1933. None of the above shares have been issued yet. No warrants are attached to these above shares.

On February 15, 2011, we issued 75,000 units having a fair value of $12,625 to a consultant for consulting services rendered. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 per share for a period of two years. We issued these units to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933.

During the month of March 2012, we received $45,026 pursuant to the sale of 450,260 shares at $0.10 per share from four (4) non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S. During the same month, we received $10,000 pursuant from the sale of 100,000 shares at $0.10 from one (1) U.S. person relying on Section 4(2) and/or Rule 506 of the Securities Act of 1933. None of the above shares have been issued yet and no warrants are attached.

During the month of April 2012, we received $83,000 pursuant to the sale of 830,000 shares at $0.10 per share from four (4) non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S. None of the above shares have been issued yet and no warrants are attached to these shares.

During the month of May 2012, we received $8,500 pursuant to the sale of 85,000 shares at $0.10 per share from two (2) non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S. None of the above shares have been issued yet and no warrants are attached to these shares.

Item 3. Defaults Upon Senior Securities.

Please see Item 1. Legal Proceedings of Part II – Other Information of this quarterly report on Form 10-Q.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 1, 2012, we issued a promissory note in the amount of EUR 30,000 bearing interest at a rate of 8% per annum compounded monthly and maturing on July 1, 2012. This note is secured by a guarantee approved by our board of directors.

On March 25, 2011, we signed a convertible promissory note with Jacques Nauer in the amount $50,000. The note is to be settled with shares of our company at $0.08 per share.

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
10.1

Agreement for the Sale of Stock between our company and Dr. Leftheris Georgakopoulos dated February 13, 2006 (incorporated by reference to an exhibit to an exhibit to our current report on Form 8- K filed February 16, 2006)

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

10.16	Consulting Agreement dated April 1, 2008 with Constantine Poulios (incorporated by reference to an exhibit to our annual report on Form 10- K filed on March 12, 2012)
10.17

Share Exchange Agreement dated January 31, 2009 with Vardisto Investments Limited and its shareholder (incorporated by reference to an exhibit to our annual report on Form 10- K filed on March 12, 2012)

10.18

Amendment Agreement dated December 29, 2010 to the Share Exchange Agreement dated January 31, 2009 with Vardisto Investments Limited and its shareholder (incorporated by reference to an exhibit to our annual report on Form 10- K filed on March 12, 2012)

10.19	Promissory note dated December 29, 2010 issued to Inter Jura Cy (Services) Ltd. (incorporated by reference to an exhibit to our annual report on Form 10- K filed on March 12, 2012)
10.20	Convertible Promissory Note dated February 14, 2011 issued to Asher Enterprises, Inc. (incorporated by reference to an exhibit to our annual report on Form 10- K filed on March 12, 2012)
10.21*	Promissory note dated February 1, 2012 issued to Vasilios Galazios
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Platon Tzouvalis
31.2*	Section 302 Certification of Ron Lizée
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Platon Tzouvalis
32.2*	Section 906 Certification of Ron Lizée

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRONGENOMICS INC.

By:	/s/ Platon Tzouvalis
Platon Tzouvalis
President and Director
(Principal Executive Officer)

Date: June 4, 2012

By:	/s/ Ron Lizée
Ron Lizée
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Date: June 4, 2012