Form 10-Q
period 2011-06-30
ACRONGENOMICS INC
filed 2012-08-08
CIK 1104502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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
Yes [     ]      No [ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [ x ]       No[    ]

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
Yes [   ]       No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 30,205,086 shares of common stock outstanding as of August 8, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the unaudited interim financial statements for the six months ended June 30, 2011 include all adjustments that are necessary in order to make the interim financial statements not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ACRONGENOMICS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2011

(Stated in US Dollars)

(Unaudited)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2011 and December 31, 2010
(Stated in US Dollars)
(unaudited)

ASSETS	June 30,	December 31,
	2011	2010

Current
Cash	$60,813	$6,615

Patent and other intangible assets	47,337	49,737
Investment in Molecular Vision - Note 3	1	1
	$108,151	$56,353

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 8	$1,349,823	$1,124,731
Convertible promissory notes payable - Note 6	760,493	690,913
Loans payable - Note 7	48,253	60,758
	2,158,569	1,876,402

Convertible promissory note payable - Notes 4 and 6	1,480,577	1,394,969
	3,639,146	3,271,371

CAPITAL DEFICIT

Capital stock - Note 9
Authorized: 100,000,000 common shares, par value $0.001 per share
Issued and outstanding: 28,858,481 common shares (December 31, 2010 - 27,783,481)	28,858	27,783
Additional paid-in capital	27,406,655	27,285,264
Share subscription - Note 10	50,000	-
Deficit accumulated during the development stage	(31,016,508)	(30,528,065)
	(3,530,995)	(3,215,018)
	$108,151	$56,353

See accompanying notes to the unaudited interm financial statements

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2011 and 2010 and for the period from August 17, 1999 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(unaudited)

	For the three months ended		For the six months ended		August 17,1999
	June 30,		June 30,		(Date of Inception)
	2011	2010	2011	2010	to June 30, 2011
Expenses
Accounting and audit fees	$128,327	$67,409	$179,739	$116,374	$1,078,304
Amortization of patents	1,200	-	2,400	-	743,830
Appraisals	-	-	-	-	14,500
Bank charges	493	461	664	763	20,683
Consulting fees - Note 8	12,205	64,500	92,966	129,674	3,469,647
In-process research and development	-	-	-	-	1,349,225
Investor relations	-	-	-	-	602,020
Legal fees	14,875	2,803	23,486	2,803	475,572
Management fees	-	-	-	-	3,326,506
Office and miscellaneous	-	486	-	1,151	142,091
Rent	-	15,455	-	30,743	171,337
Research and development	-	-	-	-	9,202,266
Transfer agent and filing fees	1,172	2,580	5,188	2,580	52,220
Travel	1,300	-	1,300	-	457,887
Write-down of patents	-	-	-	-	8,004,447

Loss before other income (expenses)	(159,572)	(153,694)	(305,743)	(284,088)	(29,110,535)

Interest income	-	-	-	-	23,150
Interest, fees and accretion on notes payable	(81,808)	(15,058)	(162,927)	(29,746)	(851,566)
Change in fair value of derivative liability	-	85,163	-	-	169,452
Write-down of investment in Molecular Vision	-	-	-	-	(1,066,730)
Foreign exchange gain (loss)	2,179	29,160	(19,773)	9,425	(138,281)

Loss from continuing operations	(239,201)	(54,429)	(488,443)	(304,409)	(30,974,510)
Loss from discontinued operations	-	-	-	-	(41,998)

Net loss for the period	$(239,201)	$(54,429)	$(488,443)	$(304,409)	$(31,016,508)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	28,155,184	25,690,203	27,988,591	25,635,343

See accompanying notes to the unaudited interm financial statements

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2011 and 2010 and
for the period from August 17, 1999 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(unaudited)

			August 17,1999
	For sixmonths ended June 30		(Date of Inception) to
	2011	2010	June 30, 2011

Cash Flows used in Operating Activities
Net loss for the period	$(488,443)	$(304,409)	$(31,016,508)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of patents	2,400	-	743,830
Financing fee on convertible promissory note	-	-	7,500
In-process research and development	-	-	1,349,225
Write-down of investment in Molecular Vision	-	-	1,066,730
Change in fair value of derivative liability	-	-	(169,452)
Accretion of debt discount	85,608	-	623,870
Unrealized foreign exchange	19,435	-	146,925
Shares issued for consulting and management fees	7,500	(9,425)	1,449,825
Warrants issued for consulting	5,125	-	5,125
Loan origination fee	-	-	16,245
Stock-based compensation	15,841	674	1,954,908
Write-down of patents	-	-	8,004,447
Changes in non-cash working capital balances related to operations:
Accounts payable and accrued liabilities	225,092	204,634	3,183,651
Net cash used in operating activities	(127,442)	(108,526)	(12,633,679)

Cash Flows provided by Financing Activities
Issuance of common shares	94,000	45,000	12,949,738
Share purchase warrants	-	-	370,307
Common stock subscriptions	50,000	-	79,800
Issuance of convertible notes	53,000	-	889,636
Repayment of convertible note	-	-	(300,000)
Loan payable	(15,360)	59,718	45,398
Net cash provided by financing activities	181,640	104,718	14,034,879

Cash Flows used in Investing Activities
Investment in Molecular Vision	-	-	(1,373,140)
Cash acquired in asset acquisition	-	-	4,836
Refund on termination of development agreement with Molecular Vision	-	-	149,794
Deposit	-	-	-
Patents	-	-	(121,877)
Net cash used in investing activities	-	-	(1,340,387)

Increase (decrease) in cash during the period	54,198	(3,808)	60,813
Cash, beginning of period	6,615	4,303	-
Cash, end of period	$60,813	$495	$60,813

Supplemental Cash Flow Information - Note 11

See accompanying notes to the unaudited interm financial statements

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to June 30, 2011
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

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(unaudited)

							Deficit
		Common Stock					Accumulated
				Additional	Share		During the
				Paid-in	Subscriptions		Development
		Shares	Par Value	Capital	(Receivable)		Stage	Total

Balance, December 31, 2004 - brought forward		15,565,550	15,565	10,314,734	426,329		(1,920,267)	8,836,361

Capital stock issued for cash	at $2.30	72,500	73	166,677	-		-	166,750
	at $2.40	108,168	108	259,495	-		-	259,603
	at $3.50	551,443	551	1,929,499	-		-	1,930,050
	at $4.00	915,125	915	3,659,585	(386,329)		-	3,274,171
Capital stock issued for commission	at $4.00	81,337	82	325,266	-		-	325,348
Less: commission		-	-	(350,248)	-		-	(350,248)
Capital stock issued pursuant to the exercise of warrants	at $1.00	420,000	420	419,580	-		-	420,000
Stock-based compensation		-	-	364,000	-		-	364,000
Capital stock issued for consulting services	at $4.68	100,000	100	467,900	-		-	468,000
Net loss from continuing operations		-	-	-	-		(14,152,210)	(14,152,210)
Net loss from discontinued operations		-	-	-	-		(1,935)	(1,935)
Capital contribution from subsidiary on disposition		-	-	(6,000)	-		-	(6,000)

Balance, December 31, 2005		17,814,123	17,814	17,550,488	40,000		(16,074,412)	1,533,890
Cancellation of shares		(4,000,000)	(4,000)	4,000	-		-	-
Stock-based compensation		-	-	529,673	-		-	529,673
Capital stock issued for cash	at $0.75	317,334	317	237,683	-		-	238,000
Less: share issue costs		-	-	(6,300)	-		-	(6,300)
Net loss for the year		-	-	-	-		(2,480,288)	(2,480,288)

Balance, December 31, 2006		14,131,457	14,131	18,315,544	40,000		(18,554,700)	(185,025)

Capital stock issued for cash:	at $0.50	220,000	220	109,780	(40,000)		-	70,000
	at $0.80	250,000	250	199,750	-		-	200,000
	at $1.10	2,230,924	2,231	2,451,785	(3,300)		-	2,450,716
Capital stock issued for commission		126,090	126	(126)	-		-	-
Less: commission - cash		-	-	(64,021)	-		-	(64,021)
Stock as bonus	at $0.86	750,000	750	644,250	-		-	645,000
Stock issued to settle accounts payable	at $1.00	158,000	158	157,842	-		-	158,000
Stock-based compensation		-	-	533,252	-		-	533,252
Net loss for the year		-	-	-	-		(5,056,117)	(5,056,117)

Balance, December 31, 2007		17,866,471 $	17,866 $	22,348,056 $	(3,300	) $	(23,610,817)	$(1,248,195)

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to June 30, 2011
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

ACRONGENOMICS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
for the period August 17, 1999 (Date of Inception) to June 30, 2011
(Stated in US Dollars)
(unaudited)

						Deficit
		Common Stock				Accumulated
				Additional	Share	During the
				Paid-in	Subscriptions	Development
		Shares	Par Value	Capital	(Receivable)	Stage	Total

Balance, December 31, 2010 - brought forward		27,783,481	$27,783	$27,285,264	$-	$(30,528,065)	$(3,215,018)

Capital stock issued for cash:	at $0.10	1,000,000	1,000	99,000	-	-	100,000
Capital stock issued for consulting fees:	at $0.10	75,000	75	7,425	-	-	7,500
Less: commission paid		-	-	(6,000)	-	-	(6,000)
Share subscription		-	-	-	50,000	-	50,000
Stock-based compensation		-	-	20,966	-	-	20,966
Net loss for the period		-	-	-	-	(488,443)	(488,443)

Balance, June 30, 2011		28,858,481	$28,858	$27,406,655	$50,000	$(31,016,508)	$(3,530,995)

See accompanying notes to the unaudited interm financial statements

ACRONGENOMICS, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2011 and 2010
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

Basis of Presentation and Liquidity

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-Q.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2011, the Company had an accumulated deficit of $31,016,508 (December 31, 2010 - $30,528,065) since its inception, has a working capital deficit of $2,097,756 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this but considers obtaining additional funds by equity financing and/or from issuing promissory notes. While the Company is expending best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 2	Recent Accounting Pronouncements

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 2

Note 3	Investment in Molecular Vision Ltd.

The Company’s investment in Molecular Vision Ltd. (“Molecular”) is summarized as follows:

	Number and Class of Molecular
	shares owned

	Class A Preferred	Class A
	Shares	Ordinary Shares	Amount

Balance as at December 31, 2009	19,426	33,734	$827,401
Less: Write-down of Class A Ordinary shares and Preferred shares	-	-	(827,400)

Balance as at June 30, 2011 and December 31, 2010	19,426	33,734	$1

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

The promissory note has been recorded at its fair value on issuance in the amount of $1,394,969 by determining its present value at inception using a risk-adjusted discount rate of 17.3% . The resulting discount from its face value in the amount of $605,031 will be accreted to income over the term of the note. The Company’s charges for interest, fees and accretion totalling $162,927 for the six months ended June 30, 2011 includes an expense of $85,608 in respect of accretion of this debt discount (Note 6).

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 3

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

As at June 30, 2011, the Company has determined that it does not hold any Level 1 assets and its shareholdings in Molecular Vision, which are measured on a non-recurring basis, represent Level 2 assets.

The fair value changes of the Company’s Level 2 assets are summarized as follows:

	Beginning Value			Ending Fair
	of	Shares	Impairment	Value of Level 2
	Level 2 Assets	Acquired	Charge	Assets

For the 3 months ended June 30, 2011	$1	$-	$-	$1

For the 12 months ended December 31, 2010	$827,401	$-	$(827,400)	$1

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 4

Note 5	Fair Value Measurements – (cont’d)

The Company’s embedded conversion features in each of the $394,136 and $150,000 convertible promissory notes (Note 6) contain clauses that call for the repayment of the note at a foreign exchange rate of not less than $1US = $CDN1.27. In accordance with ASC 815-40-15, a conversion option embedded in a convertible debt instrument that is denominated in a currency other than the issuer’s functional currency fails the “fixed-for fixed” criteria of that guidance thus requiring bifurcation as a derivative liability. The resulting derivatives are required to be measured at their fair value each reporting period and they constitute Level 3 liabilities given that they have no active market and are measured based on information that is unobservable. Given the decline in the cumulative fair value of the Company’s shares and warrants to below the conversion prices inherent in these notes, the Level 3 liabilities have a fair value of $Nil at June 30, 2011 (December 31, 2010: $Nil).

A summary of the Company’s Level 3 liabilities for the period ended June 30, 2011 and year ended December 31, 2010 is as follows:

Derivative Liabilities
	Beginning Value	bifurcated from	Change in fair	Ending Fair
	of	convertible	value of derivative	Value of Level 3
	Level 3 Liabilities	promissory notes	liabilities	Liabilities

For the 3 months ended June 30, 2011	$-	$-	$-	$-

For the 12 months ended December 31, 2010	$-	$-	$-	$-

The Company determined for the fair value of the component of derivative liability represented by the warrants issuable on conversion of the promissory notes by using the Black Scholes model with the following assumptions:

	Six months ended	Twelve months ended
	June 30, 2011	December 31, 2010.
Expected life	2 years	2 years
Expected Volatility	324.44%	193.13%
Risk free interest rate	1.11%	0.62%
Dividend Yield	0%	0%

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 5

Note 6	Promissory Notes Payable

	June 30,	December 31,
	2011	2010
$394,136 convertible promissory note
- principal	$394,136	$394,136
- foreign exchange adjustment	118,325	106,316

	512,461	500,452
$150,000 convertible promissory note
- principal	150,000	150,000
- loan origination fee	16,245	16,245
- foreign exchange adjustment	28,787	24,216

	195,032	190,461
$2,000,000 promissory note
- principal	2,000,000	2,000,000
- debt discount	(605,031)	(605,031)
- accretion	85,608	-

	1,480,577	1,394,969
$53,000 convertible promissory note
- principal	53,000	-

	2,241,070	2,085,882
Less: current portion	(760,493)	(690,913)
	$1,480,577	$1,394,969

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

Effective March 1, 2009, the Company and the lender agreed to modify the terms of the note by increasing the interest rate to 10% per annum and by changing the terms of repayment such that the Company is to repay the note in Canadian dollars at a foreign exchange rate of not less than $1US = $1.27 Canadian. As a result of the Company having to repay the note in a currency other than its functional currency, in accordance with ASC 830-35-1 “Transaction Gains and Losses”, changes in the exchange rate between the US and Canadian dollar will affect the expected amount of the payment upon the settlement of the note requiring the Company to record the change in rate as a transaction gain or loss in the Statement of Operations. For the six months ended June 30, 2011, the Company recorded a foreign exchange loss of $12,009 (2010: $5,034) on the note resulting in a balance payable as at June 30, 2011 of $512,461 (December 31, 2010: $500,452). During the six months ended June 30, 2011, the Company accrued interest of $24,074 (2010: $21,792) on this note.

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 6

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

For the six months ended June 30, 2011, the Company recorded a foreign exchange loss of $4,571 (2010: $2,026) on the note resulting in a balance payable as at June 30, 2011 of $195,032 (December 31, 2010: $190,461).

During the six months ended June 30, 2011, the Company accrued interest of $8,786 (2010: $7,953) on this note.

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

During the six months ended June 30, 2011, the Company accrued interest of $39,671 and recorded accretion of $85,608 in respect of this note.

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

During the period ended June 30, 2011, the Company accrued interest of $1,580 on this note.

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 7

Note 7	Loans Payable

On April 7, 2010, the Company was loaned €25,000 (US $33,090) by issuance of a promissory note, payable on demand, with interest accruing on the balance of the principal outstanding at 8 percent per annum compounding monthly and payable quarterly, maturing on October 1, 2010. The Company repaid $10,000 on May 26, 2011. For the six months ended June 30, 2011, the Company recorded a foreign exchange loss of $2,657 on the note resulting in a balance payable as at June 30, 2011 of $25,747 (December 31, 2010: $33,130). The Company is currently negotiating with the lender regarding extension of the terms of this note.

The Company received additional unsecured loans from two (2) other Shareholders of the Company in the amount of $8,000 that bear no specific terms of interest or repayment.

During the year ended December 31, 2010, the Company received additional unsecured advances from an officer of the Company totalling $18,628 without specific terms of interest or repayment. These advances are non-interest bearing and have no specific terms for repayment. Loans payable at June 30, 2011 includes $14,506 (December 31, 2010: $19,628) owing to an officer and director and the spouse of an officer of the Company.

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

			August 17, 1999
			(Date of
			Inception)
	For the six months Ended		to
	June 30,		June 30,
	2011	2010	2011
Accounting fees	$58,760	$17,769	$476,389
Consulting fees	34,500	34,500	934,540
Legal fees	-	-	60,656
Management fees	-	-	2,747,128
Rent	-	-	36,000
Research and development	-	-	5,604,189
Interest and accretion and fees on convertible Promissory notes - Note 6	32,861	15,058	524,510
	$126,121	$67,327	$10,383,412

Research and development expenditures charged by a related company were comprised of testing costs of the molecular diagnostic test products.

Accounts payable and accrued liabilities at June 30, 2011 includes $589,160 (December 31, 2010: $393,917) owing to companies with a common director, a former director and a company of which a former officer and director is the spouse of the Company’s former president for accounting, management and consulting services received.

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 8

Note 8	Related Party Transactions – (cont’d)

During the 12 months ended December 31, 2010, the Board of Directors approved the grant of 500,000 options to a consultant of the company for services rendered. The options vest on a graded vesting schedule whereby 25% of the options will vest 3 months after the grant date and every 3 months thereafter until fully vested. They have an exercise price of $0.50 per share and are exercisable for a period of 8 years from the date of issue. As at June 30, 2011, 500,000 options are exercisable. 125,000 options vested during the quarter ended June 30, 2011 for which the Company recorded stock-based compensation totalling $12,205 (Note 10).

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

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 9

Note 9	Common Stock – (cont’d)

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

On February 15, 2011, the Company issued 75,000 units to a consultant for their consulting services rendered to the Company. Each unit consists of one share of common stock and one common share purchase warrant exercisable at $0.50 for a period of two (2) years. The shares were valued at $0.10 based on their quoted market price for a total of $7,500 and the fair value of the warrants were determined to be $5,125 using the Black-Scholes pricing model with the following assumptions: expected volatility – 199.65%; expected life – 2 years; dividend rate – 0.00%; risk-free discount rate –0.87%

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 10

Note 10	Commitments

Share Subscription

During the six months ended June 30, 2011, the Company received $50,000 as a subscription for the issuance of 625,000 common shares at a price of $0.08 per share. The Company has not yet issued these shares.

Share Purchase Warrants

A summary of changes in the Company’s share purchase warrants for the six months ended June 30, 2011 and December 31, 2010 outstanding is presented below:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	2,421,750	$0.68	3,124,000	$0.75
Issued	1,075,000	$0.50	748,000	$0.51
Expired	(1,216,250)	$0.75	(1,450,250)	$0.75

Outstanding, end of period	2,280,500	$0.55	2,421,750	$0.68

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 11

Note 10	Commitments – (cont’d)

Share Purchase Warrants – (cont’d)

The following table summarizes the warrants outstanding as at June 30, 2011:

Number Outstanding	Exercise
and Exercisable	Price	Expiry Date

165,000	$0.75	September 30, 2011 *
187,500	$0.75	October 31, 2011 *
105,000	$0.75	February 28, 2012 *
25,000	$0.75	April 15, 2012 *
723,000	$0.50	June 15, 2012 *
75,000	$0.50	February 15, 2013
500,000	$0.50	May 31, 2013
500,000	$0.50	June 30, 2013

2,280,500

*	Subsequent to June 30, 2011, these warrants expired unexercised

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

A summary of changes in the Company’s stock options for the six month period ended June 30, 2011 and the year ended December 31, 2010 is presented below:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	2,600,000	$0.73	2,100,000	$0.76
Granted	-		500,000	$0.50

Outstanding, end of period	2,600,000	$0.73	2,600,000	$0.73

Exercisable, end of period	2,600,000	$0.73	2,350,000	$0.82

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 12

Note 10	Commitments – (cont’d)

Stock-Based Compensation Plan – (cont’d)

At June 30, 2011 the following stock options were outstanding:

Number of shares
				Aggregate
Total	Number	Exercise	Expiry	Intrinsic
Number	Vested	Price	Date	Value

600,000 (1)	600,000	$1.00	March 22, 2012	$-
100,000 (2)	100,000	$2.50	May 3, 2016	$-
600,000 (3)	600,000	$0.50	February 12, 2017	$-
500,000 (4)	500,000	$0.60	March 31, 2018	$-
100,000 (5)	100,000	$0.50	April 1, 2018	$-
200,000 (6)	200,000	$0.50	April 1, 2018	$-
500,000 (7)	500,000	$0.50	June 1, 2018	$-
2,600,000	2,600,000

(1)

As at June 30, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended. On March 22, 2012, these options expired unexercised.

(2)	As at June 30, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(3)	As at June 30, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(4)	As at June 30, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(5)	As at June 30, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended.

(6)	As at June 30, 2011, these options had fully vested and no stock-based compensation was recognized in the financial statements for the period then ended (2010: $674).

(7)

As at June 30, 2011, 500,000 of these options were fully vested. During the quarter ended June 30, 2011, the Company recognized stock-based compensation of $12,205 (2010: $nil) included in consulting fees in the financial statements.

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 13

Note 10	Commitments – (cont’d)

Stock-Based Compensation Plan – (cont’d)

A summary of changes in the Company’s vested stock options for the period ended June 30, 2011 and the year ended December 31, 2010 is presented below:

	June 30, 2011			December 31, 2010
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Grant Date	Number of	Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value

Outstanding, beginning of period	250,000	$0.50	$0.08	50,000	$0.50	$0.43
Granted	-	-	-	500,000	$0.50	$0.08
Cancelled	-	-	-	-	-	-
Vested	(250,000)	$0.50	$0.08	(300,000)	$0.50	$0.13

Outstanding, end of period	-	$0.50	$0.08	250,000	$0.50	$0.08

Stock-based compensation amounts, including those related to shares issued for non-cash consideration during the period, are classified in the Company’s Statement of Operations as follows:

	2011	2010
Consulting fees	$20,966	$674

As at June 30, 2011, there remains $nil of unrecognized stock-based compensation associated with options that have not vested. This compensation expense is to be recognized in the financial statements for the period ended June 30, 2011.

Note 11	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the interim statement of cash flows.

During the six months ended June 30, 2011, the Company issued 75,000 units having a fair value of $12,625 in respect of payment of services.

ACRONGENOMICS, INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2011 and 2010
(Stated in US Dollars)
(unaudited) - Page 14

Note 12	Subsequent Events

a)

On October 31, 2011, the Company received $20,000 pursuant to a subscription agreement for 200,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant exercisable into one additional common share of the Company for $0.50 for a period of two (2) years from the month of issue.

b)	During the month of February 2012, the Company received $24,000 pursuant to three (3) subscription agreements for 240,000 shares at $0.10 per share. No warrants are attached to these subscriptions.

c)	During the month of March 2012, the Company received $55,026 pursuant to five (5) subscription agreements for 550,260 shares at $0.10 per share. No warrants are attached to these subscriptions.

d)	During the month of April 2012, the Company received $83,000 pursuant to one (1) subscription agreement for 830,000 shares at $0.10 per share. No warrants are attached to this subscription.

e)	During the month of May 2012, the Company received $8,500 pursuant to two (2) subscription agreements for 85,000 shares at $0.10 per share. No warrants are attached to these subscriptions.

f)	On May 15, 2012, the Company issued 1,100,260 shares pursuant to five (5) subscription agreements for 1,100,260 shares at $0.10 per share.

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

Cash Requirements

We have not generated any revenues and our operating activities have resulted in a loss of $488,443 for the six (6) months ended June 30, 2011 compared to a loss of $304,409 for the six (6) months ended June 30, 2010. This negative cash flow is attributable to our operating expenses, including but not limited to, general and administration, consulting fees, audit fees and legal fees in the amount of $296,191, $77,323 of interest on notes payable and $19,773 on foreign loss. We estimate our expenses in the next 12 months will be approximately $300,000, generally falling in four major categories: research and development, general and administrative expenses, investor relations and professional fees.

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

As of June 30, 2011, we had approximately $60,813 in cash compared to $6,615 as at December 31, 2010. We do not have enough funds to pay for our estimated operating expenses for the next 12 months and require additional financing to continue our business.

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

Liquidity and Capital Resources

Working Capital (Deficit)

Our working capital (deficit) at June 30, 2011 and December 31, 2010 is summarized as follows:

	June 30, 2011	December 31, 2010
Current Assets	$60,813	$6,615
Current Liabilities	2,158,569	1,876,402
Working Capital (deficit)	$(2,097,756)	$(1,869,787)

The increase in our working capital deficit of $227,969 was primarily due to an increase of our accounts payables of $225,092, an increase in the US$ carrying value of our convertible promissory notes payable of $69,580, a decrease in our loans payable of $12,505 and an increase in our cash of $54,198.

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

We are still in default, but working to resolve the matter.

Cash Flows

Our cash flow for the six (6) month period ended June 30, 2011 and 2010 is summarized as follows:

	Six (6)	Six (6)
	months	months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Net cash used in operating activities	$(127,442)	$(108,526)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	181,640	104,718
Change in cash and cash equivalents during the period	$54,198	$(3,808)

Cash Used In Operating Activities

During the six months ended June 30, 2011 we used net cash in operating activities in the amount of $127,442 as a result of our net loss totaling of $488,443 offset by the change in accounts payable and accrued liabilities of $225,092, and non-cash items included in shares and warrants issued for consulting and management fees of $12,625, stock-based compensation of $15,841, amortization of patent of $2,400 and accretion of debt discount and unrealized foreign exchange of $105,043.

Cash from Financing Activities

During the six months ended June 30, 2011, cash provided by financing activities in the amount of $181,640 were primarily from cash acquired from the issuance of convertible notes and the receipt of share subscription in the amount of $103,000, issuance of common shares in the amount of $94,000 (net of commission of $6,000) with a corresponding reduction of $15,360 due to a repayment of loans payable.

Cash from Investing Activities

We did not generate any cash from financing activities during the six months ended June 30, 2011.

Results of Operations

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have begun commercial production or royalties from our investment in our subsidiaries.

Expenses

Our expenses for the three (3) months and the six (6) months ended June 30, 2011 and 2010 were as follows:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Accounting and audit fees	128,327	67,409	179,739	116,374
Bank charges	493	461	664	763
Consulting fees	12,205	64,500	92,966	129,674
Legal fees	14,875	2,803	23,486	2,803
Office and travel	1,300	486	1,300	1,151
Rent	-	15,455	-	30,743
Transfer agent and filing fees	1,172	2,580	5,188	2,580
Interest, fees and accretion on notes payable	81,808	15,058	162,927	29,746
Change in fair value on notes of derivative	-	(85,163)	-	-
Amortization of patent	1,200	-	2,400	-
Foreign exchange gain (loss)	(2,179)	(29,160)	19,773	(9,425)
	239,201	54,429	488,443	304,409

Three Months Ended June 30, 2011 and June 30, 2010

Accounting and Audit fees

Our accounting and audit fees increased by $60,918 for the three month period ended June 30, 2011 compared to the period ended June 30, 2010 due to the additional work required on the acquisition of the subsidiary Vardisto Investment Ltd. by the Company.

Office, Travel and Bank Charges

Our combined office, travel and bank charges increased during the three month period ended June 30, 2011 by $846 compared to the three month period ended June 30, 2010, due to the additional volume of work and transactions during the quarter ended June 30, 2011.

Legal Fees

Our legal fees increased in the three month period ended June 30, 2011 by $12,072 compared to the period ended June 30, 2010. This was the result of the numerous agreements and legal work required on the acquisition of our subsidiary Vardisto Investments Ltd.

Interest, fees and accretion on Notes Payable

The interest we incurred on notes payable increased by $66,750 in the three month period ended June 30, 2011 compared to the period ended June 30, 2010. This was the result of accrued and accretion interest due to an increase in our loans payable.

Rent Expenses

Our rental expenses decreased in the three month period ended June 30, 2011 by $15,455 compared to the period ended June 30, 2010. This was the result of our Company not having to pay the monthly rent to Vardisto Investments Ltd. due to our acquisition of the subsidiary.

Consulting Fees

The consulting fees we paid decreased in the three month period ended June 30, 2011 by $52,295 compared to the period ended June 30, 2010. The Company had previously been paying consulting fees in the amount of $64,500 ($21,500 per month). During the three month period ended June 30, 2011, these consultants were terminated due to lack of funds. The consulting fees incurred in the three month period ended June 30, 2011 are attributable to stock based compensation expense for options granted June 1, 2010. This was the last tranche of options to vest, and all previously outstanding options are now vested.

Change in fair value of the derivative liability

This amount decreased by $85,163 for the three month period ended June 30, 2011 because the calculation of the fair value of the embedded derivative liability on two (2) of our convertible promissory notes was $nil for the period ended June 30, 2011, however, for the period ended June 30, 2010 the fair value was calculated as $85,163.

Foreign Exchange Gain/Loss

We incurred a reduction in our foreign exchange gain of $26,981 for the three month period ended June 30, 2011, due to changes in US dollar compared to other currencies in June 30, 2010.

Transfer Agent and Filings

Our transfer agent and filings expense decreased for the three month period ended June 30, 2011 by $1,408 compared to the period ended June 30, 2010. This was due to less volume being processed through our transfer agent.

Amortization of Patent

Our amortization expenses increased by $1,200 for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due to acquiring a patent upon acquiring Vardisto during the period ended June 30, 2011.

Six Months Ended June 30, 2011 and June 30, 2010

Audits and Accounting Fees

Our accounting and audit fees increased by $63,365 for the six month period ended June 30, 2011 compared to the period ended June 30, 2010 due to an increase in accounting fees of $22,025 and an increase in audit fees of $41,340 caused by the acquisition of our subsidiary Vardisto Investments Ltd.

Office, Travel and Bank Charges

Our combined office, travel and bank charges increased during the six month period ended June 30, 2011 by $50 compared to the six month period ended June 30, 2010.

Amortization of Patent

Our amortization of patent increased during the period ended June 30, 2011 by $2,400 compared to the period ended June 30, 2010, due to amortization of the patent acquired from Vardisto, which we did not have during the period ended June 30, 2010.

Legal Fees

Our legal fees increased in the six month period ended June 30, 2011 by $20,683 compared to the period ended June 30, 2010 due to our Company requiring additional legal services in the review and preparation of contracts on our investment in Molecular Vision and Vardisto Investments. In addition we incurred a $3,000 legal fee on the convertible note with our equity investor, Asher Enterprises.

Interest, fees and accretion on Notes Payable

The interest we incurred on notes payable increased by 133,181 in the six month period ended June 30, 2011 compared to the period ended June 30, 2010. This was due to having to an increase in our convertible notes outstanding.

Transfer Agent and Filings

Our transfer agent and filings expense increased for the six month period ended June 30, 2011 by $2,608 compared to the period ended June 30, 2010. This was due to the number of forms that required to be filed with our transfer agent regarding the convertible note with Asher Enterprises.

Consulting Fees

The consulting fees we paid decreased in the six month period ended June 30, 2011 by $36,708 compared to the same period ended June 30, 2010 due to the Company paying consulting fees for the six month period ended June 30, 2010 compared to paying only three months of consulting fees for the period ended June 30, 2011. The Company had terminated the consultants at the end of March 31, 2011.

Rent Expenses

Our rental expenses decreased in the six month period ended June 30, 2011 by $30,743 compared to the period ended June 30, 2010. This was the result of our Company not having to pay the monthly rent to Vardisto Investments Ltd. commencing January 1, 2011 due to the acquisition of this subsidiary by the Company.

Going Concern

We have historically incurred losses and have incurred a loss of $488,443 for the six months ended June 30, 2011 and a loss of $304,409 for the six months ended June 30, 2010. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2011.

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

Based on this evaluation, these officers concluded that as of June 30, 2011, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures were due to material weaknesses described below.

We continue to have material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K filed on March 12, 2012. More specifically, management has identified material weaknesses in our internal control over financial reporting primarily in the following areas:

  Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s June 30, 2011 financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Since our inception, we have accumulated a deficit of $31,016,508 as at June 30, 2011 (2010 - $27,874,804) and incurred a net loss during the six month period ended June 30, 2011 of $488,443 (2010 - $304,409). These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2010, which are included in our annual report on Form 10-K filed with the SEC on March 12, 2012. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event our company cannot continue in existence.

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

Our management evaluated our disclosure controls and procedures as of June 30, 2011 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the month of May 2012, we received $110,026 pursuant to the sale of 1,100,260 shares at $0.10 per share from five (5) non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S. None of these shares have been issued yet and no warrants are attached to these shares.

Item 3. Defaults Upon Senior Securities.

Please see Item 1. Legal Proceedings of Part II – Other Information of this quarterly report on Form 10-Q.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 25, 2011, we signed a convertible promissory note with Jacques Nauer in the amount $50,000. The note is convertible into shares of our company at $0.08 per share.

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

10.19	Promissory note dated December 29, 2010 issued to Inter Jura Cy (Services) Ltd. (incorporated by reference to an exhibit to our annual report on Form 10- K filed on March 12, 2012)
10.20	Convertible Promissory Note dated February 14, 2011 issued to Asher Enterprises, Inc. (incorporated by reference to an exhibit to our annual report on Form 10- K filed on March 12, 2012)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Platon Tzouvalis

31.2*	Section 302 Certification of Ron Lizée
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Platon Tzouvalis
32.2*	Section 906 Certification of Ron Lizée
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRONGENOMICS INC.

By:	/s/ Platon Tzouvalis
Platon Tzouvalis
President and Director
(Principal Executive Officer)

Date: August 8, 2012

By:	/s/ Ron Lizée
Ron Lizée
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Date: August 8, 2012